Form 10KSB
period 2000-12-31
QUIXIT INC
filed 2001-10-12
CIK 1103640

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: December 31, 2000


                        Commission file number 000-32341

                                  QUIXIT, INC.
                               -------------------
                 (Name of small business issuer in its charter)

        Colorado                                    84-1485082
        --------                                    ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                      7609 Ralston Road, Arvada, CO 80002
                    ----------------------------------------
                    (Address of principal executive offices)

                   Issuer's telephone number: (303) 422-8127
                                              --------------
Securities registered under Section 12(b) of the Exchange Act: None
                                                               -----

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes       No   X
           ----       ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's  revenues for its most recent fiscal year: $0

As of December 31, 2000, 100,000 shares of the Company's Common Stock, no par value per share, were held by non-affiliates. There is no trading market for the Company's Common Stock.

The number of shares of Common Stock of the registrant outstanding as of December 31, 2000, were 1,000,000. Documents incorporated by reference. None

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         9
     Item 3.   Legal Proceedings                                               9
     Item 4.   Submission of Matters to a Vote of Security Holders             9


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        9
     Item 6.   Management's Discussion and Analysis or Plan of Operation      11
     Item 7.   Financial Statements                                           13
     Item 8. Changes in and Disagreements With Accountants on Accounting 13 and Financial Disclosure


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              13
     Item 10.  Executive Compensation                                         15
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 15
     Item 12.  Certain Relationships and Related Transactions                 16
     Item 13.  Exhibits and Reports on Form 8-K                               17


SIGNATURES                                                                    18

PART I

Item 1 - Description of Business

Background

     The Company was incorporated on May 15, 1997, under the laws of the state of Colorado as a wholly owned subsidiary of Ximedix, Inc. Ximedix, Inc. transferred the exclusive rights and related assets to the patented and copyrighted IV Safe-Trace line of products for the organization, identification and control of fluid drug administration procedures in hospital settings as well as a computer software development project, identified as the MediQ Medication Error Quality Improvement System. Effective July 1, 1998, Ximedix, Inc, "spun-off" the Quixit, Inc. subsidiary to the Ximedix, Inc. shareholders of record as of June 30, 1998. The Company sold the IV Safe-Trace System product rights, assets, customer and vendor lists and certain liabilities to a newly formed corporation (MedShield Corporation) and the MediQ Software development assets and certain liabilities to TeleMedix International, LTD. on March 25, 1999 for assumption of debt. Essentially all expenditures and expenses incurred in 1997, 1998 and through the 1st Quarter of 1999 were directly attributable to the development of the MediQ Computer Software System.


General Business Plan

        The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934 (the oExchange Acto). The Company will not restrict its search to any specific business, industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

        The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

        The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

        The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes that the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-Ks, 10-Qs or 10-KSBs, agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

        The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

        Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

        The Company will not restrict its search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which the Company may offer.

        It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, on consummation of a proposed transaction.

Acquisition of Opportunities

        In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

        It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

        While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

        As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

        With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders. If required to so do under relevant law, management of the Company will seek shareholder approval of a proposed merger or acquisition via a Proxy Statement. However, such approval would be assured where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction. Further, a prospective transaction may be structured so that shareholder approval is not required, and such a transaction may be effectuated by the Board of Directors without shareholder approval.

        The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

        As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB (or 10-K, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Competition

        The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Employees

        The Company has no full time employees. The Company's president, treasurer and secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

Investment Company Act of 1940

        The Company may participate in a business or opportunity by purchasing, trading or selling the securities of such business. However, the Company does not intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Act and the regulations promulgated thereunder.

        Section 3(a) of the Investment Act provides the definition of an "investment company" which includes an entity that engages or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities, or that engages or proposes to engage in the business of investing, reinvesting, owning, holding or trading "investment securities" (defined as all securities other than government securities, securities of majority-owned subsidiaries and certain other securities) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner that will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited. In order to avoid classification as an investment company, the Company will search for, analyze and acquire or participate in a business opportunity by use of a method that does not involve the acquisition, ownership or holding of investment securities.

        The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, which regulation has the purported purpose of protecting purchasers of investment company securities. Since the Company will not register as an investment company, its shareholders will not be afforded these purported protections.

        The Company intends to vigorously resist classification as an investment company and to take advantage of any exemptions or exceptions from application of the Investment Act, which allows an entity a one-time option during any three-year period to claim an exemption as a otransiento investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time-consuming and costly, or even prohibitive, given the Company's limited resources.

Certain Risks

        The Company's business is subject to numerous risk factors, including the following:

        No Operating History or Revenue and Minimal Assets. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

        Speculative Nature of Company's Proposed Operations. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

        Scarcity of and Competition for Business Opportunities and Combinations. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

        No Agreement for Business Combination or Other Transaction; No Standards for Business Combination. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

        Continued Management Control; Limited Time Availability. While seeking a business combination, management anticipates devoting up to 20 hours per month to the business of the Company. None of the Company's officers has entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

        Conflicts of Interest - General. Certain of the officers and directors of the Company are directors and/or principal shareholders of other blank check companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. In addition, if the Company and other blank check companies with which the Company's officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Conflicts of Interest."

        Reporting Requirements May Delay or Preclude Acquisition. Sections 13 and 15(d) of the Exchange Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

        Lack of Market Research or Marketing Organization. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

        Lack of Diversification. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a business opportunity. Consequently, the Company's activities may be limited to those engaged in by the business opportunity or opportunities which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

        Regulation. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

        Probable Change in Control and Management. A business combination involving the issuance of the Company's Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's Common Stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

        Reduction of Percentage Share Ownership Following Business Combination. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued shares of Common Stock of the Company would result in a reduction in the percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

        Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

        Requirement of Audited  Financial  Statements  May  Disqualify  Business
Opportunities. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

Item 2 - Description of Property
---------------------------------

        The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

     The Company's mailing address is 7609 Ralston Road, Arvada CO, 80002 which is the office of M.A. Littman, the Company's attorney. This address is provided to the Company on a rent free basis and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this address arrangement will meet the Company's needs for the foreseeable future. No office space is needed.

Item 3 - Legal Proceedings
---------------------------

        The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.

Item 4 - Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

        No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
               (a) The Registrant's common stock is traded in the over-the-counter market under the symbol JNMI (OTC Bulletin Board Symbol). The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.

Year Ended December 31, 2000:
                                                   High Bid      Low Bid
                                                   --------      -------
          1st quarter
          2nd quarter                              No Quotes (Not Trading)
          3rd quarter
          4th quarter

Year Ended December 31, 1999
                                                   High Bid      Low Bid
                                                   --------      -------
          1st quarter
          2nd quarter
          3rd quarter                              No Quotes (Not Trading)
          4th quarter

        The  above  quotations  reflect  inter-dealer  prices,   without  retail
mark-up, mark-down, or commission and may not necessarily represent actual transactions.

        The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

     (b) As of December 31, 2000, there were 51 holders of record of the Registrant's common stock.

     (c) The Registrant has neither declared nor paid any cash dividends on its common stock, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

        Effective August 11, 1993, the Securities and Exchange Commission (the "Commission") adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

        In order to be included in NASDAQ's SmallCap Market, a company must satisfy the requirements described below. A company must meet one or more of the following three requirements: (i) net tangible assets of $4 million ($2 million for continued inclusion); (ii) have a market capitalization of $50 million ($35 million for continued inclusion); or (iii) have net income (in the latest fiscal year or two of the last three fiscal years) of $750,000 ($500,000 for continued inclusion). In addition, a company must also satisfy the following requirements:
(i) 1 million shares in the public float (500,000 for continued inclusion); (ii) $5 million of market value of the public float ($1 million for continued inclusion); (iii) a minimum bid price of $4 ($1 for continued inclusion); (iv) three market makers (two for continued inclusion); (v) 300 (round lot) shareholders; (vi) an operating history of one year or market capitalization of $50 million; and (vii) certain corporate governance standards.

        Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurance that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such event, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

Holders

     There are approximately 51 record holders of the Company's Common Stock. An aggregate of 900,000 shares of the issued and outstanding shares of the Company's Common Stock are "restricted" securities.

Dividends

        The Company has not paid any dividends to date, and has no plans to do so in the immediate future.


Item 6 - Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

Plan of Operation

        The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. As of the date of this report, the Company has no plans, arrangements, understandings or commitments with respect to any potential merger or acquisition, nor is the Company engaged in negotiations with respect to such matter. For a complete description of the Company's plan of operation, see Item 1, "Description of Business."

        If required to so do under relevant law, management of the Company will seek shareholder approval of a proposed merger or acquisition via a Proxy Statement. However, such approval would be assured where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction. Further, a prospective transaction may be structured so that shareholder approval is not required, and such a transaction may be effectuated by the Board of Directors without shareholder approval. While any disclosure which may be provided to shareholders may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within 60 days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

Results of Operations for the Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

     The Company had no revenues or operations in year ended December 31, 2000 or 1999. The Company incurred expenses in the year ended December 31, 2000 of $2,500 compared to $20,063 in the year ended December 31, 1999. The company had a net loss of ($2,500) in the year ended December 31, 2000 compared to a net loss of ($8,484) in the year ended December 31, 1999. In 1999, the Company had an extraordinary loss of ($51,139) on the sale of its subsidiary. The loss per share was ($.0) in 2000 and (.07) in 1999.

     The losses should be expected to continue until a profitable business can be achieved through merger, acquisition, or development, of which there can be no assurance.


LIQUIDITY AND CAPITAL RESOURCES

     At year end, the Company had no operating capital and is reliant upon advances from shareholders or loans to pay any expenses incurred.

Item 7 - Financial Statements
------------------------------

        The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8 -  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
-------------------------------------------------------------------------------
Financial Disclosure
---------------------

     In January, 2001, the Company engaged Michael Johnson & Co., Denver, Colorado, as its new principal independent accountant to audit the Company's financial statements. The prior accountant was Hilderbrand & Associates. There has been no disagreement between accountants regarding the application of accounting principles to any specific completed or contemplated transaction, or as to policies as to accounting.

PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
-------------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------

        Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

            Name                         Age                      Position
            ----                         ---                      --------

        H. Daniel Boone                  62               President and Director


        Officers are appointed by and serve at the discretion of the Board of Directors. Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. Each of the Company's officers and directors devotes only such time as is available to the business of the Company. There are no family relationships between any directors or executive officers of the Company.


BIOGRAPHICAL INFORMATION

     H. DANIEL BOONE, age 62, is President and Director of Quixit, Inc. since August 2000. From 1956-1967, Mr. Boone attended Southern Methodist University in Dallas, Texas. Form 1957-1961, he also attended the University of Houston in Houston, Texas and graduated with a Bachelors in Business Administration. From 1961-1962, he attended General Motors Institute of Technology in Flint, Michigan and graduated with a Masters in automobile dealership management. Mr. Boone's business experience from 1995 to present includes being a general partner in B&F Investments, a private equity investment firm. Additionally, he has been a consultant to several public companies involved in various industries and also a participant in various mergers and acquisition entities, both public and private. Mr. Boone was actively involved in the automobile industry (1957-1995) including all phases and ending in 1995 with over 30 years as President, CEO and Dealer/Owner of 12 major domestic and foreign franchises.

Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to the Company copies of all
Section 16(s) forms they file.

Conflicts of Interest

        Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

        Certain of the officers and directors of the Company are directors and principal shareholders in other blank check companies, and officers and directors of the Company may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

        The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company and the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997. All directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

        The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

        There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

Item 10 - Executive Compensation
---------------------------------

        None of the Company's officers and/or directors receives any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of filing this report, the Company has no funds available to pay officers or directors. Further, none of the officers or directors is accruing any compensation pursuant to any agreement with the Company.

        It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors were offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction would not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

        It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted Common Stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of filing this report, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

        No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11 - Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2000 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

Name and Address                          Shares Beneficially Owned
of Beneficial Owner                     Number                Percent
-------------------                     ------                -------
H. Daniel Boone                         900,000                 90%
President & Director

All directors and executive             900,000                 90%
officers as a group (1 person)

Each principal shareholder has sole investment power and sole voting power over the shares.


Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

        There were no related party transactions during year 2000.

Item 13 - Exhibits and Reports on Form 8-K
-------------------------------------------

(a)     No Exhibits are filed with this Annual Report.

(b)     Reports on Form 8-K

            None.

                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              QUIXIT, INC.



Date:  October 10, 2001                       By: /s/ H. Daniel Boone
                                                 -------------------------
                                                 H. Daniel Boone, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  10/10/01                     By: /s/ H. Daniel Boone
       --------                        ----------------------------------------
                                       H. Daniel Boone, President and Director

                                  QUIXIT, INC.

                                   FORM 10-KSB

                          INDEX OF FINANCIAL STATEMENTS



                                                                          Pages

Auditor's Report                                                             F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Changes in Stockholders' Equity                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                          F-6 - F-8

                                  QUIXIT, INC.

                              FINANCIAL STATEMENTS

                                December 31, 2000

                           Michael Johnson & Co., LLC
                           9175 E. Kenyon Ave., #100
                                Denver, CO 80237
                           Telephone: (303) 796-0099
                              Fax: (303) 796-0137





                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Quixit, Inc.
Colorado Springs, CO


We have audited the accompanying balance sheets of Quixit, Inc., as of December 31, 2000 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quixit, Inc., as of December 31, 2000 and the results of their operations and their cash flows for the year ended December 31, 2000, in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 1999 and 1998 were audited by other accountants, whose report dated November 10, 2000, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. The Company lost $138,293 from operations through December 31, 2000. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Michael Johnson & Co., LLC.
Denver, Colorado
August 17, 2001


                                      QUIXIT, INC.
                                     Balance Sheets
                                      December 31,


                                                                       2000                 1999
                                                                   -------------         ------------
ASSETS;

   Current Assets:
      Cash                                                              $    -                  $  -
      Accounts Receivable                                                    -                     -
      Inventory                                                              -                     -
      Other current assets                                                   -                     -
                                                                   -------------         ------------

Total Current Assets                                                         -                     -
                                                                   -------------         ------------

    Property & Equipment
       Machinery and equipment                                               -                     -
       Less accumulated depreciation                                         -                     -
                                                                   -------------         ------------

Total Property & Equipment                                                   -                     -
                                                                   -------------         ------------

    Other assets
        Intangible assets                                                    -                     -
                                                                   -------------         ------------

Total Other Assets                                                           -                     -
                                                                   -------------         ------------

TOTAL ASSETS                                                            $    -                   $ -
                                                                   =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Accounts payable                                                  $ -              $      -
         Advances from shareholders                                      2,500                     -
                                                                   -------------         ------------

Total Current Liabilities                                                2,500                     -

 Stockholders Equity
    Common stock, $.01 par value, 1,000,000 shares                      10,000                10,000
        authorized, 1,000,000 shares issued and outstanding
    Additional Paid-In Capital                                         125,793               125,793
    Deficit accumulated during the
      development stage                                               (138,293)             (135,793)
                                                                   -------------         ------------

Total Stockholders' Equity                                              (2,500)                    -
                                                                   -------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ -                  $  -
                                                                   =============         ============



   The accompanying notes are an integral part of these financial statements.


                                      QUIXIT, INC.
                                Statements of Operations
                            For the Year Ended December 31,

                                                          2000                     1999
                                                        --------                ----------

Revenue:
    Sales                                                  $       -                   $ 1,930
    Cost of goods sold                                             -                      (351)
                                                    -----------------        ------------------
Total Income                                                       -                     1,579

Costs and Expenses:
     Amortization                                                  -                     7,373
     Depreciation                                                  -                       204
     Interest Expense                                              -                     2,901
     Legal & Accounting                                        2,500                     3,600
     Marketing & Promotion                                         -                         -
     Office Expense                                                -                     5,250
     Rent                                                          -                       675
     Telephone                                                     -                         -
      Travel                                                       -                        60
                                                    -----------------        ------------------
Total Expenses                                                 2,500                    20,063
                                                    -----------------        ------------------
Net Loss From Operations                                      (2,500)                  (18,484)
                                                    -----------------        ------------------
Other Income
     Sale of Subsidiary                                            -                   (51,139)
                                                    -----------------        ------------------
Net Loss                                                    $ (2,500)                $ (69,623)
                                                    =================        ==================


Per Share Information:

     Weighted average number
     of common shares outstanding                          1,000,000                 1,000,000
                                                    -----------------        ------------------
Net Loss per common share                                  *                       $    (0.07)
                                                    =================        ==================


* Less than $.01


   The accompanying notes are an integral part of these financial statements.


                                              QUIXIT, INC.
                                          Stockholders' Equity
                                            December 31, 2000

                                                                                              Deficit
                                             COMMON STOCKS              Additional            Accum. During        Total
                                                                          Paid-In             Development         Stockholders'
                                      # of Shares        Amount           Capital              Stage               Equity
                                      -----------        ------         ----------          ---------------      ---------------
December 31, 1997                             200             $ 1          $ 54,587                   $ -         $   54,588

Net Loss for Period                             -               -                 -               (16,771)           (16,771)
                                      ------------     -----------      ------------      ----------------      -------------
Balance - December 31, 1997                   200               1            54,587               (16,771)            37,817
                                      ------------     -----------      ------------      ----------------      -------------
Issuance of stock for cash                999,800           9,999            71,206                     -             81,205

Net Loss for Year                               -               -                 -               (49,399)           (49,399)
                                      ------------     -----------      ------------      ----------------      -------------
Balance -  December 31, 1998            1,000,000          10,000           125,793               (66,170)            69,623
                                      ------------     -----------      ------------      ----------------      -------------
Net Loss for Year                               -               -                 -               (69,623)           (69,623)
                                      ------------     -----------      ------------      ----------------      -------------
Balance -  December 31, 1999            1,000,000          10,000           125,793              (135,793)                 -
                                      ------------     -----------      ------------      ----------------      -------------
Net Loss for Year                               -               -                 -                (2,500)            (2,500)
                                      ------------     -----------      ------------      ----------------      -------------
Balance -  December 31, 2000            1,000,000        $ 10,000         $ 125,793            $ (138,293)          $ (2,500)
                                      ============     ===========      ============      ================      =============




   The accompanying notes are an integral part of these financial statements.


                                                                            2000                        1999
                                                                        ------------                 -----------
Cash Flows from Operating Activities:

     Net Loss                                                             $ (2,500)                  $ (69,623)
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Amortization and depreciation                                               -                     (32,895)
     Decrease in inventory                                                       -                       5,140
     Decrease in accounts receivable                                             -                       1,100
     Decrease in current assets                                                  -                         675
     Increase (Decrease) in current liabilities                              2,500                     (19,484)
     (Decrease) in accrued expenses                                              -                      (4,209)
                                                                       ----------------          -------------------
Net Cash Used by Operating Activities                                            -                    (119,296)

Cash Flows from Investing Activities:
     Investment in fixed assets                                                  -                       5,690
     Investment in intangile assets                                              -                     156,125
                                                                       ----------------          -------------------
Net Cash Provided by Investing Activities                                        -                     161,815

Cash Flows from Financing Activities:
     Proceeds from additional paid-in capital                                                           58,262
     Proceeds from stock issuance                                                -                       9,077
     Reduction of long-term debt                                                                       (85,222)
     Reduction of shareholders' advances                                         -                     (24,709)
                                                                       ----------------          -------------------
Net Cash Used for Financing Activities                                           -                     (42,592)
                                                                       ----------------          -------------------
Net Increase in Cash & Cash Equivalents                                          -                         (73)

Beginning Cash & Cash Equivalents                                                -                          73
                                                                       ----------------          -------------------
Ending Cash & Cash Equivalents                                               $   -                         $ -
                                                                       ================          ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                  $   -                         $ -
                                                                       ================          ===================
     Cash paid for Income Taxes                                              $   -                         $ -
                                                                       ================          ===================



   The accompanying notes are an integral part of these financial statements.

                                  QUIXIT, INC.
                          Notes to Financial Statements
                                December 31, 2000


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:
------------

The Company was incorporated on May 15, 1997, under the laws of the state of Colorado as a wholly owned subsidiary of Ximedix, Inc. Ximedix, Inc. transferred the exclusive rights and related assets to the patented and copyrighted IV Safe-Trace line of products for the organization, identification and control of fluid drug administration procedures in hospital settings as well as a computer software development project, identified as the MediQ Medication Error Quality Improvement System. Effective July 1, 1998, Ximedix, Inc. "spun-off" the Quixit, Inc. subsidiary to the Ximedix, Inc. shareholders of record as of June 30, 1998. The Company sold the IV Safe-Trace System product rights, assets, customer and vendor lists and certain liabilities to a newly formed coporation (MedShield Corporation) and the MediQ Software development assets and certain liabilities to TeleMedix International, LTD on March 25, 1999 for assumption of debt. Essentially all expenditures and expenses incurred in 1997, 1998 and through the first Quarter of 1999 were directly attributable to the development of the MediQ Computer Software System. The Company's fiscal year end is December 31.

Basis of Accounting:
-------------------

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

Cash and Cash Equivalents:
-------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents. All cash was transferred to MedShield Corp. in March 1999.

Use of Estimates:
----------------

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is provided using the straight-line method over estimated useful life. All property and equipment was transferred to MediShield Corp. in March 1999.

                                  QUIXIT, INC.
                          Notes to Financial Statements
                                December 31, 2000

Intangible Assets
-----------------

Costs to acquire and develop products by independent contract services are capitalized as product rights assets and are being amortized on the straight-line method over a five-year period. Cost to acquire trade names are capitalized as trade name assets and are being amortized on the straight-line method over a forty-year period. All product rights and trade names and trade marks were transferred to Telemedix International, LTD and MedShield Corp. in March 1999.

Net Loss Per Share:
------------------

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Other Comprehensive Income
--------------------------

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Note 2 - Federal Income Taxes:
         --------------------

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statements or tax purposes.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"). "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred tax assets
         Net operating loss carryforwards                      $  138,293
         Valuation allowance                                     (138,293)
                                                               -----------
         Net deferred tax assets                               $        0
                                                               ===========

At December 31, 2000, the Company had net operating loss carryforwards of approximately $138,293 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

                                  QUIXIT, INC.
                          Notes to Financial Statements
                                December 31, 2000


Note 3 - Going Concern
         -------------

The Company's financial statements have been prepared on the basis that it is a going concern which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not earned any revenue from operations in 2000 and transferred all of its assets and liabilities in March 1999. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital to achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 4 - Capital Stock Transactions:
         --------------------------

Authorized 1,000,000 shares, par value before 1 for 10 reverse split on March 25, 1999 of $.001. After reverse split, par value increase to $.01 per share but no change in authorized shares.

Note 5 - Segment Information
         -------------------

Quixit, Inc. operates primarily in a single operating segment, the capital raising business.