Form 10QSB
period 2001-03-31
QUIXIT INC
filed 2001-10-12
CIK 1103640

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                   Commission File Number
-----------------                                   ----------------------
March 31, 2001                                                   000-32341


                                  QUIXIT, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                                           84-1485082
--------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


7609 Ralston Road, Arvada, Colorado                                       80002
------------------------------------                                      -----
(Address of principal executive offices)                             (Zip Code)


                                  303.422.8127
                                  ------------
                         (Registrant's Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                           Yes  X        No
                              -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  1,000,000 common shares as of March 31, 2001

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

                                                                           Page

Item 1   Financial Statements.................................................3

Item 2   Management Discussion and Analysis of Financial Condition and
         Results of Operations................................................9



                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings....................................................10

Item 2   Changes in Securities................................................10

Item 3   Default Upon Senior Securities.......................................10

Item 4   Submission of Matters to a Vote of Security Holders..................10

Item 5   Other Information....................................................10

Item 6   Exhibits and Reports on Form 8-K.....................................10



                                    PART III

         Signature                                                            11

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

         The financial statements have been prepared by Quixit, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2000, included in the Company's Form 10-SB.

                                                   QUIXIT, INC.
                                                   BALANCE SHEET

                                        December 31,                               March 31,
                                               2000                                      2001
                                                                                  (unaudited)
                                       ------------------                 ----------------------


                                               ASSETS

CURRENT ASSETS
Cash                                     $       .00                                       .00
Accounts Receivable                              .00                                       .00
Inventory                                        .00                                       .00
Other Current Assets                             .00                                       .00
                                       ------------------                 ----------------------
TOTAL CURRENT ASSETS                             .00                                       .00

PROPERTY, PLANT AND EQUIPMENT
Machinery and equipment                          .00                                       .00
Less: Accumulated Depreciation                   .00                                       .00
                                       ------------------                 ----------------------
TOTAL PROPERTY, PLANT AND EQUIPMENT              .00                                       .00


OTHER ASSETS
Intangible assets
Product Rights                                   .00                                       .00
Trade Names & Trade Marks                        .00                                       .00
Accumulated Amortization                         .00                                       .00
                                       -------------------             -------------------------
TOTAL OTHER ASSET                                .00                                       .00
                                       -------------------             -------------------------

TOTAL ASSETS                                     .00                                      $.00
                                       ===================             =========================

                                LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
 Accrued expenses
  Accrued Interest Payable              $        .00                       $               .00
 Other current liabilities
  Accounts Payable - Ximedix                     .00                                       .00
 Advances from shareholders                      .00                                  2,500.00
                                       ------------------              -------------------------
  TOTAL CURRENT LIABILITIES                      .00                                  2,500.00

Long-term liabilities
 Long-term debt                                  .00                                       .00

Stockholders Equity
 Common stock                               1,000.00                                 10,000.00
 Common stock subscribed                    9,000.00                                       .00
 Additional paid in capital               125,792.59                                125,792.00
 Retained earnings                       (135,792.59)                              (138,293.00)
                                       -------------------             --------------------------
 TOTAL STOCKHOLDERS EQUITY                       .00                                 (2,500.00)
                                       -------------------             --------------------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY    $   .00                       $              (.00)
                                       ===================             ==========================


                                  QUIXIT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                2001             2000
                                           ---------------  ---------------

REVENUES
Operating Revenues                                      -                 -
                                           ---------------  ----------------
TOTAL REVENUES                                          -                 -


COST OF GOODS SOLD
Cost of Sales                                           -                 -
                                           ---------------  ----------------
TOTAL COST OF GOODS SOLD                                -                 -


OPERATING COSTS
Advertising & Marketing
Amortization & Depreciation
Legal & Professional                                    -
Research & Development
General & Administrative
                                           ---------------  ----------------
TOTAL OPERATING COSTS                                   -                 -

OTHER INCOME (EXPENSE)
Interest Income
Other Income
Interest Expense                                                          -
                                           ---------------  ----------------
TOTAL OTHER INCOME (EXPENSE)                            -                 -

NET INCOME (LOSS)                                $      -      $          -
                                           ===============  ================

Net Loss per Share                                  (0.00)             ($.0)
Weighted Average Common Shares                  1,000,000         1,000,000

                                  QUIXIT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                          2001         2000
                                                        ----------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                  $     0     $      0

Adjustments  to  reconcile  net  loss to
  cash  used  in  operating  activities:
Depreciation                                                                 0
Decrease (increase) in inventories                                           0
Decrease in Accounts Receivable                                              0
(Increase) Decrease in current assets                                        0
Increase (Decrease) in current liabilities                      0            0
Increase (Decrease) in accrued expenses                                      0
                                                       -----------  ------------
NET CASH PROVIDED (USED) BY                                     -            0
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in fixed assets                                 0            0
     Investment in intangible assets                            0            0
                                                       -----------  ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             0            0

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from additional paid in capital                   0            0
     Proceeds from issuance of common stock                     0            0
     Proceeds (reduction)s from long-term debt                  0            0
     Proceeds from shareholder advances                         0            0
     Sale of subsidiary                                         0            0
                                                       -----------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             0            0



NET INCREASE (DECREASE) IN CASH                                 0    $       0

CASH AT BEGINNING OF PERIOD                                     0            0

CASH AT END OF PERIOD                                         $ 0         $ .00
                                                       ===========  ============


                                  QUIXIT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
             FOR THE PERIOD FROM DECEMBER 31, 2000 TO MARCH 31, 2001

                                      Common          Stock         Paid In         Stock       Accumulated      Total
                                    No./shares      $ Amount        Capital      Subscribed      Deficit
                                  --------------- --------------  -------------  ------------  -------------  -------------

Balance at December 31, 2000          1,000,000          10,000       125,793              -        (2,500)        (2,500)


Net loss for the period
ended March 31, 2001                          -              -              -              -             -              -

Balance at March 31, 2001              1,000,000         10,000       125,793              -      (138,293)        (2,500)
                                  =============== ==============  ============= ============== =============  =============


                                  QUIXIT, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.   PRESENTATION OF INTERIM INFORMATION


In the opinion of the management of Quixit, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000, and the reader is cautioned to review the Audited Financial Statements for the year ended December 31, 2000 and accompanying footnotes thereto.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

         The Company had no revenue or operations for the period. There can be no assurance that the Company will be able to complete a merger with an operating company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations.

Comparison of Operating Results for the Three Months Ended March 31, 2001 and
-----------------------------------------------------------------------------
March 31, 2000
--------------

         The Company had no revenues for the three months ended March 31, 2001 and March 31, 2000.

         The net operating loss in the quarter in 2001 was none as compared to none in 2000. The net profit per share for the quarter was $0 in 2001 and 2000.


Liquidity and Capital Resources
-------------------------------

         At March 31, 2001, the Company had no cash or other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

         Once the Company has identified an appropriate business combination, lack of existing capital may be a sufficient impediment to prevent its consummation. And if a business combination is completed, the Company's needs for additional financing is likely to increase substantially.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
--------------------------

         The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 2.  Change in Securities.
-----------------------------

         (a) On May 20, 2001, the Board of Directors declared a dividend, pro rata, to shareholders of four shares for each one share held by shareholders. The dividend was effective May 20, 2001.

         (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3.  Defaults Upon Senior Securities.
----------------------------------------

         (Not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         (Not applicable)

Item 5.  Other Information.
--------------------------

         (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)      Exhibits

         No exhibits as set forth in Regulation SB, are considered necessary for this filing.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  QUIXIT, INC.


                                                  By: /s/ H. Daniel Boone
Date:  July 27, 2001                                  ------------------------
                                                      H. Daniel Boone, President