Form 10QSB
period 2001-06-30
QUIXIT INC
filed 2001-10-12
CIK 1103640

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                   Commission File Number
-----------------                                   ----------------------
June 30, 2001                                              000-32341


                                  QUIXIT, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                                           84-1485082
--------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


7609 Ralston Road, Arvada, Colorado              80002
------------------------------------             -----
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

                   1,000,000 common shares as of June 30, 2001

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



                                  QUIXIT, INC.
                                 Balance sheets
                                  (Unaudited)


                                                                          Six-Months                 Year End
                                                                           June 30,                December 31,
                                                                             2001                      2000
                                                                       -----------------         -----------------
ASSETS;

   Current Assets:
      Cash                                                                    $ -                       $ -
      Other current assets                                                      -                         -
                                                                       -----------------         -----------------

Total Current Assets                                                            -                         -
                                                                       -----------------         -----------------

TOTAL ASSETS                                                                  $ -                       $ -
                                                                       =================         =================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Advances from shareholders                                         $ 2,500                   $ 2,500
                                                                       -----------------         -----------------

Total Current Liabilities                                                     2,500                     2,500

 Stockholders Equity
    Common stock, $.0001 par value, 100,000,000 shares                          500                       500
        authorized, 5,000,000 shares issued and outstanding
    Additional Paid-In Capital                                              135,293                   135,293
    Deficit accumulated during the
      development stage                                                    (138,293)                 (138,293)
                                                                       -----------------         -----------------

Total Stockholders' Equity                                                   (2,500)                   (2,500)
                                                                       -----------------         -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ -                       $ -
                                                                       =================         =================




   The accompanying notes are an integral part of these financial statements.



                                  QUIXIT, INC.
                            Statements of Operations
                                  (Unaudited)

                                                     Three-Months Ended                        Six-Months Ended
                                                         June 30,                                  June 30,
                                                2001                   2000               2001                   2000
                                              ------------------------------            ----------------------------------

Revenue:
    Sales                                        $      -               $       -           $      -                $    -
    Cost of goods sold                                  -                       -                  -                     -
                                           ---------------       -----------------   ----------------       ---------------
Total Income                                            -                       -                  -                     -

Costs and Expenses:
     Legal & Accounting                                 -                       -                  -                 2,500
      Travel                                            -                       -                  -                     -
                                           ---------------       -----------------   ----------------       ---------------
Total Expenses                                          -                       -                  -                 2,500
                                           ---------------       -----------------   ----------------       ---------------
Net Loss                                              $ -                     $ -                $ -              $ (2,500)
                                           ===============       =================   ================       ===============


Per Share Information:

     Weighted average number
     of common shares outstanding**             5,000,000               5,000,000          5,000,000             5,000,000

Net Loss per common share                        *                      *                   *                     *
                                           ===============       =================   ================       ===============

* Less than $.01
** Adjusted for dividend of four shares for each one share issued at June 24, 2001, the dividend date.




   The accompanying notes are an integral part of these financial statements.


                                          QUIXIT, INC.
                                      Stockholders' Equity
                                          June 30, 2001
                                           (Unaudited)


                                                                                              Deficit
                                             COMMON STOCKS              Additional            Accum. During        Total
                                                                          Paid-In             Development         Stockholders'
                                      # of Shares        Amount           Capital              Stage               Equity
                                      -----------        ------         ----------            -------------       -------------
December 31, 1997                             200             $ 1          $ 54,587                   $ -         $   54,588
                                      ------------     -----------      ------------      ----------------      -------------
Net Loss for Period                             -               -                 -               (16,771)           (16,771)
                                      ------------     -----------      ------------      ----------------      -------------
Balance - December 31, 1997                   200               1            54,587               (16,771)            37,817
                                      ------------     -----------      ------------      ----------------      -------------
Issuance of stock for cash                999,800           9,999            71,206                     -             81,205
                                      ------------     -----------      ------------      ----------------      -------------
Net Loss for Year                               -               -                 -               (49,399)           (49,399)
                                      ------------     -----------      ------------      ----------------      -------------
Balance -  December 31, 1998            1,000,000          10,000           125,793               (66,170)            69,623
                                      ------------     -----------      ------------      ----------------      -------------
Net Loss for Year                               -               -                 -               (69,623)           (69,623)
                                      ------------     -----------      ------------      ----------------      -------------
Balance -  December 31, 1999            1,000,000          10,000           125,793              (135,793)                 -
                                      ------------     -----------      ------------      ----------------      -------------
Net Loss for Year                               -               -                 -                (2,500)            (2,500)
                                      ------------     -----------      ------------      ----------------      -------------
Balance -  December 31, 2000            1,000,000          10,000           125,793              (138,293)            (2,500)
                                      ------------     -----------      ------------      ----------------      -------------
Net Loss for Period                             -               -                 -                     -                 -
                                      ------------     -----------      ------------      ----------------      -------------
Balance -  June 30, 2001                5,000,000        $    500*        $ 135,293*           $ (138,293)          $(2,500)
                                      ============     ===========      ============      ================      =============


* Adjusted for change in par value to $.0001 per share.

   The accompanying notes are an integral part of these financial statements.


                                  QUIXIT, INC.
                            Statements of Cash Flow
                                  (Unaudited)


                                Indirect Method


                                                                                       Six-Months Ended
                                                                                           June 30,
                                                                               2001                        2000
                                                                               --------------------------------

Cash Flows from Operating Activities:

     Net Loss                                                                   $ -                     $(2,500)
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Amortization and depreciation                                                -                           -
     Decrease in inventory                                                        -                           -
     Decrease in accounts receivable                                              -                           -
     Decrease in current assets                                                   -                           -
     Increase (Decrease) in current liabilities                                   -                       2,500
     (Decrease) in accrued expenses                                               -                           -
                                                                          ----------------          ------------------
Net Cash Used by Operating Activities                                             -                           -

Cash Flows from Investing Activities:
     Investment in fixed assets                                                   -                           -
     Investment in intangile assets                                               -                           -
                                                                          ----------------          ------------------
Net Cash Provided by Investing Activities                                         -                           -

Cash Flows from Financing Activities:
     Proceeds from additional paid-in capital
     Proceeds from stock issuance                                                 -                           -
     Reduction of long-term debt
     Reduction of shareholders' advances                                          -                           -
                                                                          ----------------          ------------------
Net Cash Used for Financing Activities                                            -                           -
                                                                          ----------------          ------------------
Net Increase in Cash & Cash Equivalents                                           -                           -

Beginning Cash & Cash Equivalents                                                 -                           -
                                                                          ----------------          ------------------
Ending Cash & Cash Equivalents                                                  $ -                        $  -
                                                                          ================          ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                     $ -                        $  -
                                                                         ================          ==================
     Cash paid for Income Taxes                                                 $ -                        $  -
                                                                         ================          ==================



   The accompanying notes are an integral part of these financial statements.

                                  QUIXIT, INC.
                          Notes to Financial Statements
                                  June 30, 2001




Note 1 - Presentation of Interim Information:

In the opinion of the management of Quixit, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the six-months ended June 30, 2001 and 2000, and cash flows for the six-months ended June 30, 2001. Interim results are not necessarily indicative of results for a full year.

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

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2001 and
--------------------------------------------------------------------------------
June 30, 2000
-------------

     The Company had no revenues for the quarter in 2001 or 2000. The Company incurred no expenses in the quarter in 2001 or 2000 and had no profit/loss per share in the period in either quarter.

Comparison of Operating Results for the Six Months Ended June 30, 2001 and
--------------------------------------------------------------------------
June 30, 2000
-------------

         The Company had no revenues for the six months ended June 30, 2001 and June 30, 2000.

         The net operating profit/loss in the quarter in 2001 was none as compared to none in 2000. The net profit per share for the quarter was $0 in 2001 and 2000.


Liquidity and Capital Resources
-------------------------------

         At June, 2001, the Company had no cash or other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

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

Item 2.  Change in Securities.
-----------------------------

     On June 25, 2001, the Board of Quixit declared a dividend to shareholders, pro rata, of common shares in a ratio of four common shares for each share owned by shareholders.

     At a Special Meeting of Shareholders of the Corporation effective March 12, 2001, the Board has amended the Articles of Incorporation as follows:

1. The authorized common stock of the corporation is now 100,000,000 shares @ $.0001 par value per share.

2.  The Articles are amended to include the following:

         Whenever the laws of the State of Colorado require the vote or concurrence of the holders of two-thirds of the outstanding share entitled to vote thereon, with respect to any action to be taken by the shareholder of the Corporation, such action may be taken by vote or concurrence of the holders of at least a majority of the shares entitled to vote. These Articles of Incorporation may be amended by the affirmative vote of the holders of at least a majority of the shares entitled to vote thereon at a meeting duly called for that purpose, or, when authorized, when such action is ratified by the written consent of all the shareholders entitled to vote thereon.


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

         8-K filed April 18, 2001

         8-K filed May 8, 2001

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  QUIXIT, INC.


                                                  By: /s/ H. Daniel Boone
Date:  October 10, 2001                               ------------------------
                                                      H. Daniel Boone, President