Form 10QSB
period 2001-09-30
QUIXIT INC
filed 2001-11-30
CIK 1103640

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                   Commission File Number
-----------------                                   ----------------------
September 30, 2001                                         000-32341


                                  QUIXIT, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                                           84-1485082
--------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


7609 Ralston Road, Arvada, Colorado              80002
------------------------------------             -----
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

                                  QUIXIT, INC.
                              FINANCIAL STATEMENTS

                               September 30, 2001
                                   (Unaudited)

                           Michael Johnson & Co., LLC
                          Certified Public Accountants
                         9175 E. Kenyon Ave., Suite 100
                             Denver, Colorado 80237
Michael B. Johnson, C.P.A.                             Telephone: (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



Board of Directors
Quixit, Inc.
Colorado Springs, CO

We have reviewed the accompanying balance sheet of Quixit, Inc. for September 30, 2001 and the related statements of income for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of income, stockholders' equity and cash flows for the year then ended (not presented herein). In report dated August 17, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, CO
November 28, 2001


                                          QUIXIT, INC.
                                         Balance Sheets
                                          (Unaudited)


                                                                               September 30,              December 31,
                                                                                    2001                      2000
                                                                              -----------------         -----------------
ASSETS;

   Current Assets:
      Cash                                                                           $ -                       $ -
      Other current assets                                                             -                         -
                                                                              -----------------         -----------------

Total Current Assets                                                                   -                         -
                                                                              -----------------         -----------------

TOTAL ASSETS                                                                         $ -                         -
                                                                              =================         =================
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Advances from shareholders                                                $    2,500                   $ 2,500
                                                                              -----------------         -----------------

Total Current Liabilities                                                               2,500                     2,500

 Stockholders Equity
    Common stock, $.01 par value, 1,000,000 shares                                     10,000                    10,000
        authorized, 1,000,000 shares issued and outstanding
    Additional Paid-In Capital                                                        125,793                   125,793
    Deficit accumulated during the
      development stage                                                              (138,293)                 (138,293)
                                                                              -----------------         -----------------
Total Stockholders' Equity                                                             (2,500)                   (2,500)
                                                                              -----------------         -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ -                       $ -
                                                                              =================         =================


   The accompanying notes are an integral part of these financial statements.


                                                  QUIXIT, INC.
                                            Statement of Operations
                                                  (Unaudited)



                                                     Three-Months Ended                Nine-Months Ended
                                               September 30,                             September 30,
                                                2001                   2000               2001                   2000
                                           ---------------       -----------------   ----------------       ---------------
Revenue:
    Sales                                        $      -                    $  -              $  -                    $ -
    Cost of goods sold                                  -                       -                 -                      -
                                           ---------------       -----------------   ----------------       ---------------
Total Income                                            -                       -                  -                     -

Costs and Expenses:
     Legal & Accounting                                 -                       -                  -                 2,500
      Travel                                            -                       -                  -                     -
                                           ---------------       -----------------   ----------------       ---------------
Total Expenses                                          -                       -                  -                 2,500
                                           ---------------       -----------------   ----------------       ---------------
Net Loss                                              $ -                     $ -                $ -              $ (2,500)
                                           ===============       =================   ================       ===============

Per Share Information:

     Weighted average number
     of common shares outstanding               1,000,000               1,000,000          1,000,000             1,000,000
                                           ---------------       -----------------   ----------------       ---------------
Net Loss per common share                        *                      *                   *                     *
                                           ===============       =================   ================       ===============

* Less than $.01



   The accompanying notes are an integral part of these financial statements.


                                                  QUIXIT, INC.
                                              Stockholders' Equity
                                               September 30, 2001
                                                  (Unaudited)



                                                                                              Deficit
                                             COMMON STOCKS              Additional            Accum. During        Total
                                                                          Paid-In           Development         Stockholders'
                                      # of Shares        Amount           Capital              Stage               Equity
                                      ------------     -----------      ------------      ----------------      -------------
December 31, 1997                             200            $ 1          $  54,587                   $ -         $   54,588

Net Loss for Period                             -              -                  -               (16,771)           (16,771)
                                      ------------     -----------      ------------      ----------------      -------------
Balance - December 31, 1997                   200               1            54,587               (16,771)            37,817
                                      ------------     -----------      ------------      ----------------      -------------
Issuance of stock for cash                999,800           9,999            71,206                     -             81,205

Net Loss for Year                               -               -                 -               (49,399)           (49,399)
                                      ------------     -----------      ------------      ----------------      -------------
Balance -  December 31, 1998            1,000,000          10,000           125,793               (66,170)            69,623
                                      ------------     -----------      ------------      ----------------      -------------
Net Loss for Year                               -               -                 -               (69,623)           (69,623)
                                      ------------     -----------      ------------      ----------------      -------------
Balance -  December 31, 1999            1,000,000          10,000           125,793              (135,793)                 -
                                      ------------     -----------      ------------      ----------------      -------------
Net Loss for Year                               -               -                 -                (2,500)            (2,500)
                                      ------------     -----------      ------------      ----------------      -------------
Balance -  December 31, 2000            1,000,000          10,000           125,793              (138,293)            (2,500)
                                      ------------     -----------      ------------      ----------------      -------------
Net Loss for Period                             -               -                 -                     -                  -
                                      ------------     -----------      ------------      ----------------      -------------
Balance -  September 30, 2001           1,000,000        $ 10,000         $ 125,793            $ (138,293)          $ (2,500)
                                      ============     ===========      ============      ================      =============



   The accompanying notes are an integral part of these financial statements.


                                  QUIXIT, INC.
                            Statements of Cash Flow
                                  (Unaudited)

                                Indirect Method


                                                                                 Nine-Months Ended
                                                                                   September 30,
                                                                        2001                        2000
                                                                     ----------                  ----------
Cash Flows from Operating Activities:

     Net Loss                                                          $       -                     $ (2,500)
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Amortization and depreciation                                             -                            -
     Decrease in inventory                                                     -                            -
     Decrease in accounts receivable                                           -                            -
     Decrease in current assets                                                -                            -
     Increase (Decrease) in current liabilities                                -                        2,500
     (Decrease) in accrued expenses                                            -                            -
                                                                        ---------                    ---------
Net Cash Used by Operating Activities                                          -                            -

Cash Flows from Investing Activities:
     Investment in fixed assets                                                -                            -
     Investment in intangile assets                                            -                            -
                                                                        ---------                    ---------
Net Cash Provided by Investing Activities                                      -                            -

Cash Flows from Financing Activities:
     Proceeds from additional paid-in capital
     Proceeds from stock issuance                                              -                            -
     Reduction of long-term debt
     Reduction of shareholders' advances                                       -                            -
                                                                        ---------                    ---------
Net Cash Used for Financing Activities                                         -                            -
                                                                        ---------                    ---------
Net Increase in Cash & Cash Equivalents                                        -                            -

Beginning Cash & Cash Equivalents                                              -                            -
                                                                        ---------                    ---------
Ending Cash & Cash Equivalents                                               $ -                          $ -
                                                                        =========                    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                  $ -                          $ -
                                                                        =========                    =========
     Cash paid for Income Taxes                                              $ -                          $ -
                                                                        =========                    =========



   The accompanying notes are an integral part of these financial statements.

                                  QUIXIT, INC.
                          Notes to Financial Statements
                               September 30, 2001



Note 1 - Presentation of Interim Information:
         -----------------------------------

In the opinion of the management of Quixit, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three-months and nine-months ended September 30, 2001 and 2000, and cash flows for the nine-months ended September 30, 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000, and the reader is cautioned to review the Audited Financial Statements for the year ended December 31, 2000 and accompanying footnotes thereto.

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

Comparison of Operating Results for the Three Months Ended September 30, 2001
-----------------------------------------------------------------------------
and September 30, 2000
----------------------

     The Company had no revenues for the quarter in 2001 or 2000. The Company incurred no expenses in the quarter in 2001 or 2000 and had no profit/loss per share in the period in either quarter.

Comparison of Operating Results for the Nine Months Ended September 30, 2001 and
--------------------------------------------------------------------------------
September 30, 2000
------------------

     The Company had no revenues for the nine months ended September 30, 2001 and September 30, 2000.

         The net operating profit/loss in the quarter in 2001 was none as compared to ($2,500) in 2000. The net profit per share for the quarter was $0 in 2001 and 2000.


Liquidity and Capital Resources
-------------------------------

         At September, 2001, the Company had no cash or other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

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

         None

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

         (Not applicable)

Item 5.  Other Information.
--------------------------

         (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)      Exhibits

         No exhibits, as set forth in Regulation SB, are considered necessary for this filing.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                QUIXIT, INC.


                                                By: /s/ H. Daniel Boone
Date:  November 28, 2001                            ------------------------
                                                    H. Daniel Boone, President