Form 10QSB/A
period 2001-09-30
QUIXIT INC
filed 2002-02-04
CIK 1103640

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                  FORM 10QSB/A



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


                5,000,000 common shares as of September 30, 2001

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
                                           ===============       =================   ================       ===============

Per Share Information:


     Weighted average number
     of common shares outstanding               5,000,000**             5,000,000**        5,000,000**           5,000,000**
                                           ---------------       -----------------   ----------------       ---------------
Net Loss per common share                        *                      *                   *                     *
                                           ===============       =================   ================       ===============


* Less than $.01



**      Adjusted for four for one dividend of common shares.


   The accompanying notes are an integral part of these financial statements.


                                                  QUIXIT, INC.
                                              Stockholders' Equity
                                               September 30, 2001
                                                  (Unaudited)



                                                                                              Deficit
                                             COMMON STOCKS              Additional            Accum. During        Total
                                                                          Paid-In           Development         Stockholders'
                                      # of Shares        Amount           Capital              Stage               Equity
                                      ------------     -----------      ------------      ----------------      -------------
December 31, 1997                             200            $ 1          $  54,587                   $ -         $   54,588

Net Loss for Period                             -              -                  -               (16,771)           (16,771)
                                      ------------     -----------      ------------      ----------------      -------------
Balance - December 31, 1997                   200               1            54,587               (16,771)            37,817
                                      ------------     -----------      ------------      ----------------      -------------
Issuance of stock for cash                999,800           9,999            71,206                     -             81,205

Net Loss for Year                               -               -                 -               (49,399)           (49,399)
                                      ------------     -----------      ------------      ----------------      -------------
Balance -  December 31, 1998            1,000,000          10,000           125,793               (66,170)            69,623
                                      ------------     -----------      ------------      ----------------      -------------
Net Loss for Year                               -               -                 -               (69,623)           (69,623)
                                      ------------     -----------      ------------      ----------------      -------------
Balance -  December 31, 1999            1,000,000          10,000           125,793              (135,793)                 -
                                      ------------     -----------      ------------      ----------------      -------------
Net Loss for Year                               -               -                 -                (2,500)            (2,500)
                                      ------------     -----------      ------------      ----------------      -------------
Balance -  December 31, 2000            1,000,000          10,000           125,793              (138,293)            (2,500)
                                      ------------     -----------      ------------      ----------------      -------------
Net Loss for Period                             -               -                 -                     -                  -
                                      ------------     -----------      ------------      ----------------      -------------

Balance -  September 30, 2001           5,000,000*       $    500         $ 135,293            $ (138,293)          $ (2,500)
                                      ============     ===========      ============      ================      =============

* Adjusted for four for one dividend and change in par value in 2001.




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

Comparison of Operating Results for the Nine Months Ended September 30, 2001 and
--------------------------------------------------------------------------------
September 30, 2000
------------------


     The Company had no revenues for the nine months ended September 30, 2001 and September 30, 2000. The Company incurred no expenses in the period in 2001 but incurred $2500 in expenses in the period in 2000.

         The net operating profit/loss in the quarter in 2001 was none as compared to ($2,500) in 2000. The net profit per share for the period was $0 in 2001 and a nominal loss in 2000.



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


                                                QUIXIT, INC.


                                                By: /s/ H. Daniel Boone
Date:  February 1, 2002                             ------------------------
                                                    H. Daniel Boone, President