Form 10KSB
period 2001-12-31
QUIXIT INC
filed 2002-03-27
CIK 1103640

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: December 31, 2001


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

As of December 31, 2001, 500,000 shares of the Company's Common Stock, no par value per share, were held by non-affiliates. There was no active trading market for the Company's Common Stock at December 31, 2001.

The number of shares of Common Stock of the registrant outstanding as of December 31, 2001, were 5,000,000. Documents incorporated by reference. None

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

Employees

     The Company has no full time employees. The Company's president, has agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act."

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

Certain Risks

        The Company's business is subject to numerous risk factors, including the following:

     Minimal Operating History or Revenue and Minimal Assets. The Company has had minimal operating history and no revenues or earnings from operations in the past two years. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

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

Item 4 - Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
               (a) The Registrant's common stock is traded in the over-the-counter market under the symbol QXIT (OTC Bulletin Board Symbol) effective in 2002. The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.

Year Ended December 31, 2001:
                                                   High Bid      Low Bid
                                                   --------      -------
          1st quarter
          2nd quarter                              No Quotes (Not Trading)
          3rd quarter
          4th quarter

Year Ended December 31, 2000
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

     (b) As of December 31, 2001, there were 51 holders of record of the Registrant's common stock.

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

Holders

     There are approximately 51 record holders of the Company's Common Stock. An aggregate of 4,500,000 shares of the issued and outstanding shares of the Company's Common Stock are "restricted" securities.

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

Results of Operations for the Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

     The Company had no revenues or operations in year ended December 31, 2001 or 2000. The Company incurred no expenses in the year ended December 31, 2001 compared to ($2,500) in the year ended December 31, 2000. The company had no net profit/loss in the year ended December 31, 2001 compared to a net loss of ($2,500) in the year ended December 31, 2000. The profit/loss per share was none in 2001 and nominal in 2000.

     The losses should be expected to continue until a profitable business can be achieved through merger, acquisition, or development, of which there can be no assurance.


LIQUIDITY AND CAPITAL RESOURCES

     At year end, the Company had no operating capital and is reliant upon advances from shareholders or loans to pay any expenses incurred. The Company had no commitments from any person foradvances or loans

Item 7 - Financial Statements
------------------------------

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

     In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant or any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if no resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

     The decision to change accountants was approved by the Board of Directors as the registrant has no audit committee.

     The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
-------------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------

        Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

            Name                         Age                      Position
            ----                         ---                      --------

        H. Daniel Boone                  63               President and Director


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

BIOGRAPHICAL INFORMATION

     H. DANIEL BOONE, age 63, is President and Director of Quixit, Inc. since August 2000. From 1956-1967, Mr. Boone attended Southern Methodist University in Dallas, Texas. Form 1957-1961, he also attended the University of Houston in Houston, Texas and graduated with a Bachelors in Business Administration. From 1961-1962, he attended General Motors Institute of Technology in Flint, Michigan and graduated with a Masters in automobile dealership management. Mr. Boone's business experience from 1995 to present includes being a general partner in B&F Investments, a private equity investment firm. Additionally, he has been a consultant to several public companies involved in various industries and also a participant in various mergers and acquisition entities, both public and private. Mr. Boone was actively involved in the automobile industry (1957-1995) including all phases and ending in 1995 with over 30 years as President, CEO and Dealer/Owner of 12 major domestic and foreign franchises.


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

Item 11 - Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2001 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

Name and Address                          Shares Beneficially Owned
of Beneficial Owner                     Number                Percent
-------------------                     ------                -------
H. Daniel Boone                         4,500,000               90%
President & Director

All directors and executive             4,500,000               90%
officers as a group (1 person)

Each principal shareholder has sole investment power and sole voting power over the shares.


Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

        There were no related party transactions during year 2001.

Item 13 - Exhibits and Reports on Form 8-K
-------------------------------------------

(a)     No Exhibits are filed with this Annual Report.

(b)     Reports on Form 8-K

            8-K filed 04/18/01
            8-K filed 05/08/01
            8-K filed 10/23/01

                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              QUIXIT, INC.



Date:  March 26, 2002                         By: /s/ H. Daniel Boone
                                                 -------------------------
                                                 H. Daniel Boone, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 26, 2002                  By: /s/ H. Daniel Boone
       --------------                  ----------------------------------------
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

                                December 31, 2001

                           Michael Johnson & Co., LLC
                           9175 E. Kenyon Ave., #100
                                Denver, CO 80237
                           Telephone: (303) 796-0099
                              Fax: (303) 796-0137





                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Quixit, Inc.
Colorado Springs, CO


We have audited the accompanying balance sheets of Quixit, Inc., as of December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quixit, Inc., as of December 31, 2001 and the results of their operations and their cash flows for the year ended December 31, 2001, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. The Company lost $138,293 from operations through December 31, 2001. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Michael Johnson & Co., LLC.
Denver, Colorado
January 23, 2002


                                      QUIXIT, INC.
                                     Balance Sheets
                                      December 31,


                                                                       2001                 2000
                                                                   -------------         ------------
ASSETS;

   Current Assets:
      Cash                                                              $    -                  $  -
                                                                   -------------         ------------

Total Current Assets                                                         -                     -
                                                                   -------------         ------------

TOTAL ASSETS                                                            $    -                   $ -
                                                                   =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Accounts payable                                                  $ -              $      -
         Advances from shareholders                                      2,500                 2,500
                                                                   -------------         ------------

Total Current Liabilities                                                2,500                     -
                                                                   -------------         ------------
 Stockholders Equity
    Common stock, $.01 par value, 5,000,000 shares                      50,000                50,000
        authorized, 5,000,000 shares issued and outstanding
    Additional Paid-In Capital                                          85,793                85,793
    Accumulated Deficit                                               (138,293)             (138,293)
                                                                   -------------         ------------

Total Stockholders' Equity                                              (2,500)               (2,500)
                                                                   -------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ -                  $  -
                                                                   =============         ============



   The accompanying notes are an integral part of these financial statements.


                                      QUIXIT, INC.
                                Statements of Operations
                            For the Year Ended December 31,

                                                          2001                     2000
                                                        --------                ----------

Revenue:
    Sales                                                  $       -                   $     -
                                                    -----------------        ------------------
Total Income                                                       -                         -

Costs and Expenses:
     Legal & Accounting                                            -                     2,500
                                                    -----------------        ------------------
Total Expenses                                                     -                     2,500
                                                    -----------------        ------------------
Net Loss From Operations                                           -                    (2,500)
                                                    -----------------        ------------------

Per Share Information:

     Weighted average number
     of common shares outstanding                          5,000,000                 5,000,000
                                                    -----------------        ------------------
Net Loss per common share                                  *                            *
                                                    =================        ==================


* Less than $.01


   The accompanying notes are an integral part of these financial statements.


                                                  QUIXIT, INC.
                                              Stockholders' Equity
                                               December 31, 2002


                                             COMMON STOCKS              Additional                                 Total
                                                                          Paid-In           Accumulated         Stockholders'
                                      # of Shares        Amount           Capital             Deficit              Equity
                                      -----------        ------           ---------         ------------        -------------
December 31, 1997                          1,000            $  10          $ 54,578                   $ -         $   54,588

Net Loss for Period                            -                -                 -               (16,771)           (16,771)
                                        ---------       ---------          --------            -----------         ----------
Balance - December 31, 1997                 1,000              10            54,578               (16,771)            37,817
                                        ---------       ---------          --------            -----------         ----------
Issuance of stock for cash              4,999,000          49,990            31,215                     -             81,205

Net Loss for Year                               -               -                 -               (49,399)           (49,399)
                                        ---------       ---------          --------            -----------         ----------
Balance -  December 31, 1998            5,000,000          50,000            85,793               (66,170)            69,623
                                        ---------       ---------          --------            -----------         ----------
Net Loss for Year                               -               -                 -               (69,623)           (69,623)
                                        ---------       ---------          --------            -----------         ----------
Balance -  December 31, 1999            5,000,000          50,000            85,793              (135,793)                 -
                                        ---------       ---------          --------            -----------         ----------
Net Loss for Year                               -               -                 -                (2,500)            (2,500)
                                        ---------       ---------          --------            -----------         ----------
Balance -  December 31, 2000            5,000,000          50,000            85,793              (138,293)            (2,500)
                                        ---------       ---------          --------            -----------         ----------
Net Loss for Year                               -               -                 -                     -                  -
                                        ---------       ---------          --------            -----------         ----------
Balance -  December 31, 2001            5,000,000        $ 50,000          $ 85,793            $ (138,293)          $ (2,500)
                                        ---------       ---------          --------            -----------         ----------




   The accompanying notes are an integral part of these financial statements.


                                          QUIXIT, INC.
                                    Statements of Cash Flow
                                For the Year Ended December 31,

                                        Indirect Method


                                                                            2001                        2000
                                                                        ------------                 -----------
Cash Flows from Operating Activities:

     Net Loss                                                             $      -                   $  (2,500)
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Increase (Decrease) in current liabilities                                  -                       2,500
                                                                       ----------------          -------------------
Net Cash Used by Operating Activities                                            -                           -

Net Increase in Cash & Cash Equivalents                                          -                           -

Beginning Cash & Cash Equivalents                                                -                           -
                                                                       ----------------          -------------------
Ending Cash & Cash Equivalents                                               $   -                         $ -
                                                                       ================          ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                  $   -                         $ -
                                                                       ================          ===================
     Cash paid for Income Taxes                                              $   -                         $ -
                                                                       ================          ===================



   The accompanying notes are an integral part of these financial statements.

                                  QUIXIT, INC.
                          Notes to Financial Statements
                                December 31, 2001


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

                                  QUIXIT, INC.
                          Notes to Financial Statements
                                December 31, 2002

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
                                                               ===========

At December 31, 2001, the Company had net operating loss carryforwards of approximately $138,293 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern
         -------------

The Company's financial statements have been prepared on the basis that it is a going concern which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not earned any revenue from operations in 2001, and as of December 2001current liabilities exceed current assets by $2,500. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately to achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 4 - Capital Stock Transactions:

On March 25, 1999, the Company's Board of Directors approved an amendment to the Articles of Incorporation of the Company, designating a par value of $.01 per common share and declaring a 1 to 10 reverse stock split of outstanding common stock at March 25, 1999. In 2001 the Board of Directors declared a 5 to 1 forward stock split.

All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to reflect the stock splits.

                                  QUIXIT, INC.
                          Notes to Financial Statements
                                December 31, 2000



Note 5 - Segment Information
         -------------------

Quixit, Inc. operates primarily in a single operating segment, the capital raising business.