Form 10QSB
period 2002-03-31
QUIXIT INC
filed 2002-05-14
CIK 1103640

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                   Commission File Number
- -----------------                                   ----------------------
March 31, 2002                                                   000-32341


                                  QUIXIT, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                                           84-1485082
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


7609 Ralston Road, Arvada, Colorado                                    80002
- ------------------------------------                                 -----
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

                  1,000,000 common shares as of March 31, 2002

                                     QUXIT, INC.
                              FINANCIAL STATEMENTS

                    For the Three-Months Ended March 31, 2002
                                   (Unaudited)

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



Board of Directors
Quixit, Inc.
Colorado Springs, CO

We have reviewed the accompanying balance sheet of Quixit, Inc. for March 31, 2002, and the related statements of income and cash flows for the three-months ended March 31, 2002 and 2001, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In report dated January 23, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
Denver, CO
May 14, 2002

/s/Michael Johnson & Co., LLC

QUIXIT, INC.
BALANCE SHEETS
(Unaudited)




                                                                                    March 31,               December 31,
                                                                                      2002                      2001
                                                                                 ----------------         -----------------

ASSETS;

   Current Assets:
      Cash                                                                             $ -                     - $ -
      Other current assets                                                                         -                        -
                                                                                 ----------------         -----------------

Total Current Assets                                                                               -                        -
                                                                                 ----------------         -----------------

TOTAL ASSETS                                                                           $ -                     - $ -
                                                                                 ================         =================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Advances from shareholders                                                  $ 2,500                   $ 2,500
                                                                                 ----------------         -----------------

Total Current Liabilities                                                                   2,500                    2,500

 Stockholders Equity
    Common stock, $.01 par value, 5,000,000 shares                                        50,000                    50,000
        authorized, 5,000,000 shares issued and outstanding
    Additional Paid-In Capital                                                            85,793                    85,793
    Deficit accumulated during the
      development stage                                                                (138,293)                 (138,293)
                                                                                 ----------------         -----------------
                                                                                 ----------------         -----------------

Total Stockholders' Equity                                                                 (2,500)                  (2,500)
                                                                                 ----------------         -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ -                     - $ -
                                                                                 ================         =================

See Accountants Review Report

QUIXIT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                Three-Months Ended
                                                       March 31,
                                                          2002                     2001

Revenue:
    Sales                                                  $ -                      $ -
    Cost of goods sold                                       -                        -
                                                          ----                  -------
Total Income                                                 -                        -

Costs and Expenses:
     Legal & Accounting                                      -                        -
      Travel                                                 -                        -
                                                          ----                  -------
Total Expenses                                               -                        -
                                                          ----                  -------
Net Loss                                                   $ -                      $ -
                                                          ====                  =======

Per Share Information:

     Weighted average number
     of common shares outstanding                          5,000,000                 5,000,000
                                                          ----------            --------------
Net Loss per common share                                  *                         *
                                                          ==========            ==============
* Less than $.01

See Accountants Review Report

                                  QUIXIT, INC.
                              STOCKHOLDERS' EQUITY
                                 MARCH 31, 2002
                                  (Unaudited)


                                                                                             Deficit
                                             COMMON STOCKS              Additional            Accum. During        Total
                                                                          Paid-In           Development         Stockholders'
                                      # of Shares        Amount           Capital              Stage               Equity
                                      -----------        ------           -------              -----               ------


December 31, 1997                           1,000            $ 10          $ 54,578                   $ -         $ 54,588

Net Loss for Period                             -               -                 -               (16,771)         (16,771)
                                        ---------          -------         --------               --------        --------
Balance - December 31, 1997                 1,000              10            54,578               (16,771)          37,817
                                        ---------          -------         --------               --------        --------
Issuance of stock for cash              4,999,000          49,990            31,215                     -           81,205

Net Loss for Year                               -               -                 -               (49,399)         (49,399)
                                        ---------          -------         --------               --------        ---------
Balance -  December 31, 1998            5,000,000          50,000            85,793               (66,170)          69,623
                                        ---------          -------         --------               --------        ---------
Net Loss for Year                               -               -                 -               (69,623)         (69,623)
                                        ---------          -------         --------               --------        ---------
Balance -  December 31, 1999            5,000,000          50,000            85,793              (135,793)               -
                                        ---------          -------         --------               --------        ---------
Net Loss for Year                               -               -                 -                (2,500)          (2,500)
                                        ---------          -------         --------               --------        ---------
Balance -  December 31, 2000            5,000,000          50,000            85,793              (138,293)          (2,500)
                                        ---------          -------         --------               --------        ---------
Net Loss for Year                               -               -                 -                     -                -
                                        ---------          -------         --------               --------        ---------
Balance -  December 31, 2001            5,000,000          50,000            85,793              (138,293)          (2,500)
                                        ---------          -------         --------               --------        ---------
Net Loss for Period                             -               -                 -                     -                -
                                        ---------          -------         --------               --------        ---------
Balance - March 31, 2002                5,000,000        $ 50,000          $ 85,793            $ (138,293)        $ (2,500)
                                        =========          =======         ========               ========        =========

See Accountants Review Report

QUIXIT, INC.
STATEMENTS OD CASH FLOW
(Unaudited)

Indirect Method


                                                                                          Three-Months Ended
                                                                                          March 31,
                                                                                            2002                        2001

Cash Flows from Operating Activities:

     Net Loss                                                                                      $ -                          $ -
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Amortization and depreciation                                                                   -                            -
     Decrease in inventory                                                                           -                            -
     Decrease in accounts receivable                                                                 -                            -
     Decrease in current assets                                                                      -                            -
     Increase (Decrease) in current liabilities                                                      -                            -
     (Decrease) in accrued expenses                                                                  -                            -
                                                                                                  ----                          ----
Net Cash Used by Operating Activities                                                                -                            -
                                                                                                  ----                          ----
Net Increase in Cash & Cash Equivalents                                                              -                            -

Beginning Cash & Cash Equivalents                                                                    -                            -
                                                                                                  ----                          ----
Ending Cash & Cash Equivalents                                                                     $ -                          $ -
                                                                                                  ====                          ====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                        $ -                          $ -
                                                                                                  ====                          ====
     Cash paid for Income Taxes                                                                    $ -                          $ -
                                                                                                  ====                          ====

See Accountants Review Report

                                  QUIXIT, INC.
                          Notes to Financial Statements
                                 March 31, 2002




Note 1 - Presentation of Interim Information:

In the opinion of the management of Quixit, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three-months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- ------------------------------------------------------------------------------
of Operations
- -------------

Results of Operations
- ---------------------

         The Company had no revenue or operations for the period. There can be no assurance that the Company will be able to complete a merger with an operating company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations.

Comparison of Operating Results for the Three Months Ended March 31, 2002 and
- -----------------------------------------------------------------------------
March 31, 2001
- --------------

     The Company had no revenues or expenses for the three months ended March 31, 2002 and March 31, 2001.

         The net operating loss in the quarter in 2002 or in 2001. The net profit/loss per share for the quarter was $0 in 2002 and 2001.


Liquidity and Capital Resources
- -------------------------------

         At March 31, 2002, the Company had no cash or other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

         Once the Company has identified an appropriate business combination, lack of existing capital may be a sufficient impediment to prevent its consummation. And if a business combination is completed, the Company's needs for additional financing is likely to increase substantially.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
- --------------------------

         The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 2.  Change in Securities.
- -----------------------------

         (Not applicable)

Item 3.  Defaults Upon Senior Securities.
- ----------------------------------------

         (Not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

         (Not applicable)

Item 5.  Other Information.
- --------------------------

         (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K.
- -----------------------------------------

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


                                                  QUIXIT, INC.


                                                  By: /s/ H. Daniel Boone
Date:  May 14, 2002                                  ------------------------
                                                      H. Daniel Boone, President