Form 10QSB
period 2002-06-30
QUIXIT INC
filed 2002-08-13
CIK 1103640

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                   Commission File Number
- -----------------                                   ----------------------
June 30, 2002                                              000-32341


                                  QUIXIT, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                                           84-1485082
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


7609 Ralston Road, Arvada, Colorado              80002
- ------------------------------------             -----
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

                   5,000,000 common shares as of June 30, 2002

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

         The financial statements have been prepared by Quixit, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2001, included in the Company's Form 10-SB.

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




          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'



Board of Directors
Quixit, Inc.
Colorado Springs, CO

We have reviewed the accompanying balance sheet of Quixit, Inc. for June 30, 2002, and the related statements of income for the three and six-months ended June 310, 2002 and 2001, and related cash flows for the six-months ended June 30, 2002 and 2001, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In report dated January 23, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
Denver, CO
August 9, 2002

/s/Michael Johnson & Co., LLC



                                  QUIXIT, INC.
                                 Balance sheets
                                  (Unaudited)


                                                                          Six-Months                 Year End
                                                                           June 30,                December 31,
                                                                             2002                      2001
                                                                       -----------------         -----------------
ASSETS;

   Current Assets:
      Cash                                                                    $ -                       $ -
      Other current assets                                                      -                         -
                                                                       -----------------         -----------------

Total Current Assets                                                            -                         -
                                                                       -----------------         -----------------

TOTAL ASSETS                                                                  $ -                       $ -
                                                                       =================         =================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Advances from shareholders                                         $ 2,500                   $ 2,500
                                                                       -----------------         -----------------

Total Current Liabilities                                                     2,500                     2,500

 Stockholders Equity
    Common stock, $.01 par value, 5,000,000 shares                           50,000                    50,000
        authorized, 5,000,000 shares issued and outstanding
    Additional Paid-In Capital                                               85,793                    85,793
    Deficit accumulated during the
      development stage                                                    (138,293)                 (138,293)
                                                                       -----------------         -----------------

Total Stockholders' Equity                                                   (2,500)                   (2,500)
                                                                       -----------------         -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ -                       $ -
                                                                       =================         =================




   The accompanying notes are an integral part of these financial statements.



                                  QUIXIT, INC.
                            Statements of Operations
                                  (Unaudited)

                                                     Three-Months Ended                        Six-Months Ended
                                                         June 30,                                  June 30,
                                                2002                   2001               2002                   2001
                                              ------------------------------            ----------------------------------

Revenue:
    Sales                                        $      -               $       -           $      -                $    -
    Cost of goods sold                                  -                       -                  -                     -
                                           ---------------       -----------------   ----------------       ---------------
Total Income                                            -                       -                  -                     -

Costs and Expenses:
     Legal & Accounting                                 -                       -                  -                     -
      Travel                                            -                       -                  -                     -
                                           ---------------       -----------------   ----------------       ---------------
Total Expenses                                          -                       -                  -                     -
                                           ---------------       -----------------   ----------------       ---------------
Net Loss                                              $ -                     $ -                $ -                $    -
                                           ===============       =================   ================       ===============


Per Share Information:

     Weighted average number
     of common shares outstanding               5,000,000               5,000,000          5,000,000             5,000,000

Net Loss per common share                        *                      *                   *                     *
                                           ===============       =================   ================       ===============

* Less than $.01




   The accompanying notes are an integral part of these financial statements.


                                          QUIXIT, INC.
                                      Stockholders' Equity
                                          June 30, 2002
                                           (Unaudited)


                                                                                              Deficit
                                             COMMON STOCKS              Additional            Accum. During        Total
                                                                          Paid-In             Development         Stockholders'
                                      # of Shares        Amount           Capital              Stage               Equity
                                      -----------        ------         ----------            -------------       -------------
December 31, 1997                           1,000             $10          $ 54,587                   $ -         $   54,588
                                      ------------     -----------      ------------      ----------------      -------------
Net Loss for Period                             -               -                 -               (16,771)           (16,771)
                                      ------------     -----------      ------------      ----------------      -------------
Balance - December 31, 1997                 1,000              10            54,587               (16,771)            37,817
                                      ------------     -----------      ------------      ----------------      -------------
Issuance of stock for cash              4,999,800          49,999            31,215                     -             81,205
                                      ------------     -----------      ------------      ----------------      -------------
Net Loss for Year                               -               -                 -               (49,399)           (49,399)
                                      ------------     -----------      ------------      ----------------      -------------
Balance -  December 31, 1998            5,000,000          50,000            85,793               (66,170)            69,623
                                      ------------     -----------      ------------      ----------------      -------------
Net Loss for Year                               -               -                 -               (69,623)           (69,623)
                                      ------------     -----------      ------------      ----------------      -------------
Balance -  December 31, 1999            5,000,000          50,000            85,793              (135,793)                 -
                                      ------------     -----------      ------------      ----------------      -------------
Net Loss for Year                               -               -                 -                (2,500)            (2,500)
                                      ------------     -----------      ------------      ----------------      -------------
Balance -  December 31, 2000            5,000,000          50,000            85,793              (138,293)            (2,500)
                                      ------------     -----------      ------------      ----------------      -------------
Net Loss for Period                             -               -                 -                     -                  -
                                      ------------     -----------      ------------      ----------------      -------------
Balance -  June 30, 2001                5,000,000        $ 50,000        $   85,293            $ (138,293)           $(2,500)
                                      ------------     -----------      ------------      ----------------      -------------
Net Loss for Period                             -               -                 -                     -                  -
                                      ------------     -----------      ------------      ----------------      -------------
Balance -  June 30, 2002                 5,000,000       $ 50,000          $ 85,793            $ (138,293)          $ (2,500)
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



                                  QUIXIT, INC.
                            Statements of Cash Flow
                                  (Unaudited)


                                Indirect Method


                                                                                       Six-Months Ended
                                                                                           June 30,
                                                                               2002                        2001
                                                                               --------------------------------


Cash Flows from Operating Activities:

     Net Loss                                                                  $ -                        $ -
                                                                               -----                      -----
     Adjustments to reconcile net loss to net cash used
        by operating activities

Net Cash Used by Operating Activities                                            -                          -
                                                                               -----                      -----
Cash Flows from Financing Activities:
     Proceeds from stock issuance                                                -                          -
                                                                               -----                      -----
Net Cash Used for Financing Activities                                           -                          -
                                                                               -----                      -----
Net Increase in Cash & Cash Equivalents                                          -                          -
                                                                               -----                      -----
Beginning Cash & Cash Equivalents                                                -                          -
                                                                               -----                      -----
Ending Cash & Cash Equivalents                                                 $ -                        $ -
                                                                               =====                      =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                    $ -                        $ -
                                                                               =====                      =====
     Cash paid for Income Taxes
                                                                               $ -                          -
                                                                               =====                      =====


   The accompanying notes are an integral part of these financial statements.

                                  QUIXIT, INC.
                          Notes to Financial Statements
                                  June 30, 2002




Note 1 - Presentation of Interim Information:

In the opinion of the management of Quixit, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for the six-months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

Note 2 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

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

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2002 and
- -----------------------------------------------------------------------------
June 30, 2001
- -------------

     The Company had no revenues for the quarter in 2002 or 2001. The Company incurred no expenses in the quarter in 2002 or 2001 and had no profit/loss per share in the period in either quarter.

Comparison of Operating Results for the Six Months Ended June 30, 2002 and
- --------------------------------------------------------------------------
June 30, 2001
- -------------

         The Company had no revenues for the six months ended June 30, 2002 and June 30, 2001.

         The net operating profit/loss in the quarter in 2002 was none as compared to none in 2001. The net profit per share for the quarter was $0 in 2002 and 2001.


Liquidity and Capital Resources
- -------------------------------

         At June, 2002, the Company had no cash or other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

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

     At a Special Meeting of Shareholders of the Corporation effective March 12, 2001, the Board has amended the Articles of Incorporation as follows:

1. The authorized common stock of the corporation is now 5,000,000 shares @ $.01 par value per share.

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

         8-K filed October 23, 2001

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  QUIXIT, INC.


                                                  By: /s/ H. Daniel Boone
Date:  August 13, 2001                               ------------------------
                                                      H. Daniel Boone, President