Form 10QSB
period 2002-09-30
QUIXIT INC
filed 2002-11-15
CIK 1103640

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                   Commission File Number
- -----------------                                   ----------------------
September 30, 2002                                        000-32341


                                  QUIXIT, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Colorado                                                           84-1485082
---------                                                          ----------
(State of incorporation)                               IRS Employer ID Number


7609 Ralston Road, Arvada, Colorado                80002
- ------------------------------------             -----
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

                   5,000,000 common shares as of September 30, 2002

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

                                   QUXIT, INC.
                              FINANCIAL STATEMENTS

                               September 30, 2002
                                   (Unaudited)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'

Board of Directors
Quixit, Inc.
Colorado Springs, CO

We have reviewed the accompanying balance sheet of Quixit, Inc. for September 30, 2002 and the related statements of income for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of income, stockholders' equity and cash flows for the year then ended (not presented herein). In report dated January 23, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
Denver, CO
November 11, 2002

/s/Michael Johnson & Co., LLC

                                     QUIXIT
                                 Balance Sheets
                                  (Unaudited)


                                                                                September 30,              December 31,
                                                                                     2002                      2001
                                                                               -----------------         -----------------

ASSETS;

   Current Assets:
      Cash                                                                            $ -                      -$ -
      Other current assets                                                                       -                         -
                                                                               -----------------         -----------------

Total Current Assets                                                                             -                         -
                                                                               -----------------         -----------------

TOTAL ASSETS                                                                          $ -                      -$ -
                                                                               =================         =================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Advances from shareholders                                                 $ 2,500                   $ 2,500
                                                                               -----------------         -----------------

Total Current Liabilities                                                                 2,500                     2,500
                                                                               -----------------         -----------------

 Stockholders Equity
    Common stock, $.01 par value, 5,000,000 shares                                      50,000                     50,000
        authorized, 5,000,000 shares issued and outstanding
    Additional Paid-In Capital                                                          85,793                     85,793
    Deficit accumulated during the
      development stage                                                              (138,293)                  (138,293)
                                                                               -----------------         -----------------
                                                                               -----------------         -----------------

Total Stockholders' Equity                                                               (2,500)                   (2,500)
                                                                               -----------------         -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ -                      -$ -
                                                                               =================         =================

The accompanying notes are an integral part of these financial statements.

                                  QUIXIT, INC.
                            Statements of Operations
                                  (Unaudited)


                                                           Three-Months Ended                            Nine-Months Ended
                                                              September 30,                                September 30,
                                                     2002                    2001                   2002                  2001
                                                     ----                    ----                   ----                  ----

Revenue:
    Sales                                              $ -                     $ -                $ -                   $ -
    Cost of goods sold                                   -                       -                  -                     -
                                                     -----                   -----                -----                -----
Total Income                                             -                       -                  -                     -

Costs and Expenses:
     Legal & Accounting                                  -                       -                  -                     -
      Travel                                             -                       -                  -                     -
                                                     -----                   -----                -----                -----
Total Expenses                                           -                       -                  -                     -
                                                     -----                   -----                -----                -----
Net Loss                                               $ -                     $ -                $ -                   $ -
                                                     =====                   =====                =====                =====

Per Share Information:

     Weighted average number
     of common shares outstanding                5,000,000               5,000,000           5,000,000             5,000,000
                                                 ---------               ---------           ---------             ---------
Net Loss per common share                         *                      *                    *                     *
                                                 =========               =========           =========             =========
* Less than $.01

The accompanying notes are an integral part of these financial statements.

                                  QUIXIT, INC.
                              Stockholders' Equity
                               September 30, 2002
                                  (Unaudited)



                                                                                                Deficit
                                              COMMON STOCKS                Additional        Accum. During            Total
                                                                            Paid-In           Development         Stockholders'
                                       # of Shares        Amount            Capital              Stage               Equity
                                       -----------        ------           ---------          -----------           ----------


December 31, 1997                             1,000            $ 10           $ 54,578                   $ -          $ 54,588

Net Loss for Period                               -               -                  -               (16,771)          (16,771)
                                          ---------         -------           --------              ---------         ---------
Balance - December 31, 1997                   1,000              10             54,578               (16,771)           37,817
                                          ---------         -------           --------              ---------         ---------
Issuance of stock for cash                4,999,000          49,990             31,215                     -            81,205
                                          ---------         -------           --------              ---------         ---------
Net Loss for Year                                 -               -                  -               (49,399)          (49,399)
                                          ---------         -------           --------              ---------         ---------
Balance -  December 31, 1998              5,000,000          50,000             85,793               (66,170)           69,623
                                          ---------         -------           --------              ---------         ---------
Net Loss for Year                                 -               -                  -               (69,623)          (69,623)
                                          ---------         -------           --------              ---------         ---------
Balance -  December 31, 1999              5,000,000          50,000             85,793              (135,793)                -
                                          ---------         -------           --------              ---------         ---------
Net Loss for Year                                 -               -                  -                (2,500)           (2,500)
                                          ---------         -------           --------              ---------         ---------
Balance -  December 31, 2000              5,000,000          50,000             85,793              (138,293)           (2,500)
                                          ---------         -------           --------              ---------         ---------
Net Loss for Year                                 -               -                  -                     -                 -
                                          ---------         -------           --------              ---------         ---------
Balance -  December 31, 2001              5,000,000          50,000             85,793              (138,293)           (2,500)
                                          ---------         -------           --------              ---------         ---------
Net Loss for Period                               -               -                  -                     -                 -
                                          ---------         -------           --------              ---------         ---------
Balance - September 30, 2002              5,000,000        $ 50,000           $ 85,793            $ (138,293)         $ (2,500)
                                          =========         =======           ========              =========         =========

The accompanying notes are an integral part of these financial statements.



                                  QUIXIT, INC.
                            Statements of Cash Flow
                                  (Unaudited)


                                                                                                      Nine-Months Ended
                                                                                                         September 30,
                                                                                              2002                       2001
                                                                                              ----                       ----

Cash Flows from Operating Activities:

     Net Loss                                                                                  $ -                       $ -
     Adjustments to reconcile net loss to net cash used
        by operating activities


Net Cash Used by Operating Activities                                                            -                         -
                                                                                              ----                      ----
Cash Flows from Financing Activities:
     Proceeds from stock issuance                                                                -                         -
                                                                                              ----                      ----
Net Cash Used for Financing Activities                                                           -                         -
                                                                                              ----                      ----
Net Increase in Cash & Cash Equivalents                                                          -                         -

Beginning Cash & Cash Equivalents                                                                -                         -
                                                                                              ----                      ----
Ending Cash & Cash Equivalents                                                                 $ -                       $ -
                                                                                              ====                      ====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                    $ -                       $ -
                                                                                              ====                      ====
     Cash paid for Income Taxes                                                                $ -                       $ -
                                                                                              ====                      ====

The accompanying notes are an integral part of these financial statements.

                                  QUIXIT, INC.
                          Notes to Financial Statements
                               September 30, 2002




Note 1 - Presentation of Interim Information:

In the opinion of the management of Quixit, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three-months and nine-months ended September 30, 2002 and 2001, and cash flows for the nine-months ended September 30, 2002. Interim results are not necessarily indicative of results for a full year.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
--------------

Results of Operations
----------------------

         The Company had no revenue or operations for the period. There can be no assurance that the Company will be able to complete a merger with an operating company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations.

Comparison of Operating Results for the Three Months Ended September 30, 2002
- -----------------------------------------------------------------------------
and September 30, 2001
- ----------------------

     The Company had no revenues for the quarter in 2002 or 2001. The Company incurred no expenses in the quarter in 2002 or 2001 and had no profit/loss per share in the period in either quarter.

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and
- ------------------------------------------------------------------------------
September 30, 2001
- ------------------

     The Company had no revenues for the nine months ended September 30, 2002 and September 30, 2001.

         The net operating profit/loss in the quarter in 2002 was none as compared to ($2,500) in 2001. The net profit per share for the quarter was $0 in 2002 and 2001.


Liquidity and Capital Resources
- -------------------------------

         At September, 2002, the Company had no cash or other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

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


                                                  QUIXIT, INC.


                                                  By:  H. Daniel Boone
Date:  November 13, 2002                               ------------------------
                                                     H. Daniel Boone, President