Form 10KSB
period 2002-12-31
QUIXIT INC
filed 2003-01-31
CIK 1103640

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: December 31, 2002


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

                17 Barstow Road, Suite 301, Great Neck, NY 11021
                ------------------------------------------------
                    (Address of principal executive offices)

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

As of December 31, 2002, 500,000 shares of the Company's Common Stock, no par value per share, were held by non-affiliates. There was no active trading market for the Company's Common Stock at December 31, 2002, and no quote was available.

The number of shares of Common Stock of the registrant outstanding as of December 31, 2002, were 5,000,000. Documents incorporated by reference. None

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         1
     Item 2.   Description of Property                                         4
     Item 3.   Legal Proceedings                                               4
     Item 4.   Submission of Matters to a Vote of Security Holders             5


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        5
     Item 6.   Management's Discussion and Analysis or Plan of Operation       7
     Item 7.   Financial Statements                                            9
     Item 8. Changes in and Disagreements With Accountants on Accounting 9 and Financial Disclosure


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act               9
     Item 10.  Executive Compensation                                         11
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 11
     Item 12.  Certain Relationships and Related Transactions                 11
     Item 13.  Exhibits and Reports on Form 8-K                               12


SIGNATURES                                                                    13

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

     On January 16, 2003, a change in control (the "Change in Control") of the Registrant occurred. Pursuant to a Stock Purchase Agreement dated December 20, 2002 by and among the Registrant, H. Daniel Boone and TOP Group Corporation, a New York corporation ("TOP Group New York"), TOP Group New York purchased from
Mr. Boone 4,400,000 shares of common stock, no par value, of the Registrant, representing eighty-eight percent (88%) of the outstanding capital stock of the Registrant. The aggregate purchase price was $200,000, which was paid out of the working capital funds of TOP Group New York. TOP Group New York also paid
$75,000 as additional capital for the payment of certain fees and costs associated with the transaction. Further, TOP Group New York paid CMI Capital $16,500 as a consulting fee in connection with the transaction.

     Ninety-five percent (95%) of the capital stock of TOP Group New York is held by Song Ruhua. Mr. Song is the founder and Chairman of TOP Group, a privately owned, China-based hi-tech conglomerate specializing in computer software, computer hardware, LED display systems, network technology, applied electronics, communications technology and IT education. TOP Group presently owns three publicly traded companies: Sichuan TOP Software Co. Ltd. (TOP Software), listed on the Shenzhen Stock Exchange ("SZSE") (stock code 000583); Jiangsu Chinese.com Co. Ltd. (Chinese.com), listed on the SZSE (stock code 0008051); and Chengdu TOP Sci-tech Co. Ltd. (TOP Sci-Tech), listed on the Growth Enterprise Market of the Hong Kong Stock Exchange ("HKSE") (stock code 8135).

     Prior to Change in Control, the company's purpose was to seek, investigate and, if such investigation were to warrant, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934 (the "Exchange Act"). Since the Change in Control, the Company is no longer pursuing this objective. Rather, it is anticipated that the company will operate as a development stage company concentrating in the computer software industry. However there can be no assurances a this time that the Company's anticipated future objectives will be pursued or achieved.
                                     -1-

Competition

     Prior to the Change in Control, the Company was an insignificant participant among the firms which engaged in the acquisition of business opportunities. If the Company pursues the objective of being a development stage computer software company. there will be many established computer software concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Employees

     The Company presently has no full time employees. The Company's president, has agreed to allocate a portion of his time to the activities of the Company, without compensation at this time.


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

     The Company's plan of business may involve changes in its capital structure, management, control and business, especially in light of the Change in Control discussed above. Each of these areas is regulated by the Investment Act, which regulation has the purported purpose of protecting purchasers of investment company securities. Since the Company will not register as an investment company, its shareholders will not be afforded these purported protections.

Certain Risks

        The Company's business is subject to numerous risk factors, including the following:

     Minimal Operating History or Revenue and Minimal Assets. The Company has had minimal operating history and no revenues or earnings from operations in the past two years. The Company has no significant assets or financial resources. The Company will, in all likelihood, have to sustain operating expenses without corresponding revenues. This may result in the Company incurring a net operating loss which will increase continuously until the Company can achieve profitable business opportunities. There is no assurance that the Company can achieve profitability.

     Speculative Nature of Company's Proposed Operations. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the business. This must be considered a speculative venture

    Continued Management Control; Limited Time Availability. At this time, none of the Company's officers has entered into a written employment agreement with the Company. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the foregoing, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

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

     Lack of Market Research or Marketing Organization. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the business contemplated by the Company. The company has no marketing organization as of date of this report.
                                       -3-

     Lack of Diversification. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a limited business area. Consequently, the Company's activities may be limited to those engaged in by the business which the Company develops. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

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

Item 2 - Description of Property
- ---------------------------------

     Prior to the Change in Control the Company had no properties. Subsequent to the Change in Control, the Company has shared office space with TOP Group New York at 17 Barstow Road, Suite 301, Great Neck, New York, 11021, which is the Company's present mailing address. At this time, the company has no agreements to acquire any properties.

     Management believes that this office sharing arrangement will meet the Company's needs at this time.

Item 3 - Legal Proceedings
- ---------------------------

        The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.

Item 4 - Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------------

     No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters
- ------------------------------------------------------------------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
     (a) The Registrant's common stock approved for trading on in the over-the-counter market under the symbol QXIT (OTC Bulletin Board Symbol) effective in 2002. The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.

Year Ended December 31, 2002
                                                   High Bid      Low Bid
                                                   --------      -------
          1st quarter                                  *            *
          2nd quarter                                  *            *
          3rd quarter                                  *            *
          4th quarter                                 .05           0


Year Ended December 31, 2001:
                                                   High Bid      Low Bid
                                                   --------      -------
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

     (b) As of December 31, 2002, there were 51 holders of record of the Registrant's common stock.

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


Item 6 - Management's Discussion and Analysis or Plan of Operation
- -------------------------------------------------------------------

Plan of Operation

  It is anticipated that the Company will operate as a development stage company concentrating in the computer software industry in the United States. In furtherance of this purpose, it is anticipated that the Company will enter into business arrangements with its affiliate, TOP Group, a privately owned, China-based hi-tech conglomerate specializing in computer software, computer hardware, LED display systems, network technology, applied electronics, communications technology and IT education. However, there can be no assurances at this time that the Company's anticipated future objectives will be pursued or achieved.

Results of Operations for the Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

     The Company had no revenues or operations in year ended December 31, 2002 or 2001. The Company incurred expenses of $29,500 for legal services in the year ended December 31, 2002 compared to $2,500 in miscellaneous expenses and accounting in the year ended December 31, 2001. The company had net loss in the year ended December 31, 2002 of ($29,500) compared to a net loss of ($2,500) in the year ended December 31, 2001. The profit/loss per share was nominal in 2002 and in 2001.

     The losses should be expected to continue until the Company's long-range business plan is adopted and implemented.


LIQUIDITY AND CAPITAL RESOURCES

     At year end, the Company had no operating capital and is reliant upon advances from shareholders or loans to pay any expenses incurred. The Company had no commitments from any person for advances or loans.

Going concern

     The Company has incurred significant losses from operations for the year ended March 31, 2002, and such losses are expected to continue. In addition, the company has a working capital deficit of $_________ for the year ended _________________. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
                                      -7-

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Accounting for Goodwill and Other Intangibles" ("SFAS 141" and "SFAS 142", respectively). Under these new standards, all acquisitions subsequent to June 30, 2001, must be accounted for under the purchase method of accounting and goodwill is no longer amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets acquired in a business combination that are not deemed to have an indefinite life will continue to be amortized over their useful lives. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001.

     In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.

     In October 2001, FASB issued SFAS No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.

     The Company believes of these pronouncements will have no effect, on the consolidated financial position and results of operations as reported. The Company has adopted each of these standards for the first quarter of fiscal year 2003 and thereafter.


Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 7 - Financial Statements
- ------------------------------

        The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8 -  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
- ------------------------------------------------------------------------------
Financial Disclosure
- ---------------------

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

PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
- ------------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
- --------------------------------------------------

        Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

Name                         Age                  Position
----                         ---                  --------
Daniel Boone                 64          President and Director
                                        (resigned ad President January 16, 2003)

Hengming Yang                41          President and Director
                                        (appointed January 16, 2003)

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

BIOGRAPHICAL INFORMATION

     H. DANIEL BOONE, age 64, as of January 16, 2003, H. Daniel Boone has resigned as President of the Registrant, Quixit, Inc. From 1956-1967, Mr. Boone attended Southern Methodist University in Dallas, Texas. Form 1957-1961, he also attended the University of Houston in Houston, Texas and graduated with a Bachelors in Business Administration. From 1961-1962, he attended General Motors Institute of Technology in Flint, Michigan and graduated with a Masters in automobile dealership management. Mr. Boone's business experience from 1995 to present includes being a general partner in B&F Investments, a private equity investment firm. Additionally, he has been a consultant to several public companies involved in various industries and also a participant in various mergers and acquisition entities, both public and private. Mr. Boone was actively involved in the automobile industry (1957-1995) including all phases and ending in 1995 with over 30 years as President, CEO and Dealer/Owner of 12 major domestic and foreign franchises.

     HENGMING YANG, age 41, serves as President and a member of the Board of Directors of TOP Group New York. Mr. Yang joined the China-based company TOP Group in 2000, where he serves as Vice President of TOP International Division and is responsible for TOP Group's U.S. operations. Prior to joining TOP Group, Mr. Yang served as Chief Executive Officer of Chaopiao.com from 1999 to 2000. From 1997 through 1999, Mr. Yang served as Vice President of CCL, Inc.

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

Item 10 - Executive Compensation
- ---------------------------------

     None of the Company's officers and/or directors presently receives any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors. As of the date of filing this report, the Company has no funds available to pay officers or directors. Further, none of the officers or directors is accruing any compensation pursuant to any agreement with the Company.

        No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11 - Security Ownership of Certain Beneficial Owners and Management
- -------------------------------------------------------------------------

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2002 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.


Name and Address                          Shares Beneficially Owned
of Beneficial Owner                     Number                Percent
- -------------------                     ------                -------
H. Daniel Boone                         4,500,000               90%
President & Director

All directors and executive             4,500,000               90%
officers as a group (1 person)

Each principal shareholder has sole investment power and sole voting power over the shares.


Item 12 - Certain Relationships and Related Transactions
- --------------------------------------------------------

        There were no related party transactions during year 2002.

Item 13 - Exhibits and Reports on Form 8-K
- -------------------------------------------

(a)      Exhibits

         SK# 99.14 Sarbanes Oxely Certification

(b)     Reports on Form 8-K

           None.
                                      -12-

                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              QUIXIT, INC.



Date:  January 21, 2003                         By: /s/Hengming Yang
                                                 -------------------------
                                                 Hengming Yang, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  January 21, 2002                  By: /s/Hengming  Yang
       --------------                  ----------------------------------------
                                       Hengming  Yang, President and Director

Date:  January 21, 2003                  By:H. Daniel Boone
       ----------------                ----------------------------------------
                                       H. Daniel Boone, Director

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

                                December 31, 2002

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s






                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Quixit, Inc.
Colorado Springs, CO


We have audited the accompanying balance sheets of Quixit, Inc., as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quixit, Inc., as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. The Company lost $167,293 from operations through December 31, 2002. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Denver, Colorado
January 14, 2003

Michael Johnson & Co., LLC
/s/Michael Johnson & Co., LLC



                                  QUIXIT, INC.
                                 Balance Sheets
                                  December 31,




                                                                                   2002                  2001
                                                                               -------------         -------------

ASSETS;

   Current Assets:
      Cash                                                                          $ -                -  $ -
                                                                               -------------         -------------

Total Current Assets                                                                        -                     -
                                                                               -------------         -------------

TOTAL ASSETS                                                                        $ -                -  $ -
                                                                               =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Accounts payable                                                          $ 29,000                   $ -
         Advances from shareholders                                                   2,500                 2,500
                                                                               -------------         -------------

Total Current Liabilities                                                           31,500                 2,500
                                                                               -------------         -------------

 Stockholders Equity
    Common stock, $.01 par value, 5,000,000 shares                                  50,000                50,000
        authorized, 5,000,000 shares issued and outstanding
    Additional Paid-In Capital                                                      85,793                85,793
    Accumulated Deficit                                                          (167,293)             (138,293)
                                                                               -------------         -------------
                                                                               -------------         -------------

Total Stockholders' Equity                                                        (31,500)                (2,500)
                                                                               -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ -                   $ -
                                                                               =============         =============


The accompanying notes are an integral part of these financial statements.

                                  QUIXIT, INC.
                            Statements of Operations
                        For the Year Ended December 31,


                                                           2002                     2001
                                                           ----                     ----

Revenue:
    Sales                                                   $       -                     $ -                     -
                                                            ---------                --------
Total Income                                                        -                       -
                                                            ---------                --------
Costs and Expenses:
     Legal & Accounting                                        29,000                       -
                                                            ---------                --------
Total Expenses                                                 29,000                       -
                                                            ---------                --------
Net Loss From Operations                                    $ (29,000)                    $ -
                                                            ---------                --------
Per Share Information:
     Weighted average number
     of common shares outstanding                           5,000,000                5,000,000
                                                            ---------                ---------
Net Loss per common share                                   *                        *
                                                            =========                =========
* Less than $.01

The accompanying notes are an integral part of these financial statements.


                                  QUIXIT, INC.
                              Stockholder's Equity
                               December 31, 2001

                                              COMMON STOCKS                Additional                                 Total
                                                                            Paid-In           Accumulated         Stockholders'
                                       # of Shares        Amount            Capital             Deficit              Equity
                                       -----------        ------


December 31, 1997                             1,000            $ 10           $ 54,578                   $ -         $ 54,588

Net Loss for Period                               -               -                  -               (16,771)           (16,771)
                                          ---------        --------           --------            ----------          ---------
Balance - December 31, 1997                   1,000              10             54,578               (16,771)            37,817
                                          ---------        --------           --------            ----------          ---------
Issuance of stock for cash                4,999,000          49,990             31,215                     -             81,205

Net Loss for Year                                 -               -                  -               (49,399)           (49,399)
                                          ---------        --------           --------            ----------          ---------
Balance -  December 31, 1998              5,000,000          50,000             85,793               (66,170)            69,623
                                          ---------        --------           --------            ----------          ---------
Net Loss for Year                                 -               -                  -               (69,623)           (69,623)
                                          ---------        --------           --------            ----------          ---------
Balance -  December 31, 1999              5,000,000          50,000             85,793              (135,793)                 -
                                          ---------        --------           --------            ----------          ---------
Net Loss for Year                                 -               -                  -                (2,500)            (2,500)
                                          ---------        --------           --------            ----------          ---------
Balance -  December 31, 2000              5,000,000          50,000             85,793              (138,293)            (2,500)
                                          ---------        --------           --------            ----------          ---------
Net Loss for Year                                 -               -                  -                     -                 -
                                          ---------        --------           --------            ----------          ---------
Balance -  December 31, 2001              5,000,000          50,000             85,793              (138,293)            (2,500)
                                          ---------        --------           --------            ----------
Net Loss for Year                                 -               -                  -               (29,000)           (29,000)
                                          ---------        --------           --------            ----------          ---------
Balance -  December 31, 2002              5,000,000        $ 50,000           $ 85,793            $ (167,293)         $ (31,500)
                                          =========        ========           ========            ==========          =========

The accompanying notes are an integral part of these financial statements.
                                      F-4



                                  QUIXIT, INC.
                            Statements of Cash Flow
                        For the Year Ended December 31,

                                Indirect Method


                                                                                                2002                       2001
                                                                                                ----                       ----

Cash Flows from Operating Activities:

     Net Loss                                                                                $ (29,000)                     $ -
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Increase (Decrease) in current liabilities                                                 29,000                        -
                                                                                             ---------                     ----
Net Cash Used by Operating Activities                                                                -                        -

Net Increase in Cash & Cash Equivalents                                                              -                        -

Beginning Cash & Cash Equivalents                                                                    -                        -
                                                                                             ---------                     ----
Ending Cash & Cash Equivalents                                                                     $ -                      $ -
                                                                                             =========                     ====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                        $ -                      $ -
                                                                                             =========                     ====
     Cash paid for Income Taxes                                                                    $ -                      $ -
                                                                                             =========                     ====

The accompanying notes are an integral part of these financial statements.
                                      F-5

                                  QUIXIT, INC.
                          Notes to Financial Statements
                                December 31, 2002


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:

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

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents. All cash was transferred to MedShield Corp. in March 1999.

Use of Estimates:

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.
                                      F-6

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

Deferred tax assets
         Net operating loss carryforwards                             $  50,188
         Valuation allowance                                            (50,188)
                                                                      ----------
         Net deferred tax assets                                      $       0
                                                                      ==========

At December 31, 2002, the Company had net operating loss carryforwards of approximately $138,293 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not earned any revenue from operations in 2002, and as of December 2002current liabilities exceed current assets by $2,500. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately to achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 4 - Capital Stock Transactions:

On March 25, 1999, the Company's Board of Directors approved an amendment to the Articles of Incorporation of the Company, designating a par value of $.01 per common share and declaring a 1 to 10 reverse stock split of outstanding common stock at March 25, 1999. In 2001 the Board of Directors declared a 5 to 1 forward stock split. No shares of common stocks were issued in 2002.

All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to reflect the stock splits.

                                  QUIXIT, INC.
                          Notes to Financial Statements
                                December 31, 2002



Note 5 - Segment Information

Quixit, Inc. operates primarily in a single operating segment, the capital raising business.