Form 10QSB
period 2003-03-31
TOP GROUP HOLDINGS INC
filed 2003-05-15
CIK 1103640

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

    |_| Transition report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

        For the transition period from _______________ to _______________

                        Commission File Number:000-32341

                            TOP Group Holdings, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                            84-1485082
------------------------------------                           ----------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

                17 Barstow Road, Suite 301, Great Neck, NY 11021
          (Address of Principal Executive Offices, Including Zip Code)


                                 (516) 482-2119
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                  Quixit, Inc.
               ---------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

The number of shares outstanding of our Common Stock, $0.001 par value per share, as of March 31, 2003, was 5,000,00 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

Yes |_| No |X|

                            TOP GROUP HOLDINGS, INC.


                              INDEX TO FORM 10-QSB




                                                                                                                 PAGE

PART I.       Financial Information

Item 1.       Financial Statements.................................................................................F-1 - F-7

Item 2.       Management's Discussion and Analysis or Plan of Operation............................................2

Item 3.       Controls and Procedures..............................................................................3

PART II.      Other Information

Item 4.       Submission of Matters to a Vote of Security Holders..................................................3

Item 6.       Exhibits and Reports on Form 8-K ....................................................................4

SIGNATURES          ...............................................................................................6

CERTIFICATIONS      ...............................................................................................7

EXHIBIT             ...............................................................................................9

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                            TOP GROUP HOLDINGS, INC.

                                   FORM 10-QSB

                                 MARCH 31, 2003

                          INDEX OF FINANCIAL STATEMENTS


                                                                    Pages

Balance Sheets                                                       F-1

Statements of Operations                                             F-2

Statements of Changes in Stockholders' Equity                        F-3

Statements of Cash Flows                                             F-4

Notes to Financial Statements                                      F-5-F-7

                            TOP GROUP HOLDINGS, INC.
                                 Balance Sheets


                                                       March 31, 2003  December 31, 2002

ASSETS

Current Assets:
Cash ...................................................   $      -   $       -
                                                           --------   ---------

Total Current Assets ...................................   $      -   $       -
                                                           --------   ---------

TOTAL ASSETS ...........................................   $      -   $       -
                                                           ========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable ..................................   $      -   $  29,000
     Advances from shareholders ........................   $ 20,000   $   2,500
                                                           --------   ---------

Total Current Liabilities ..............................   $ 20,000   $  31,500
                                                           --------   ---------

Stockholders Equity
     Common stock, $.001 par value, 100,000,000 shares .     50,000      50,000
     authorized, 5,000,000 shares issued and outstanding

Additional Paid-In Capital .............................     85,793      85,793

Accumulated Deficit ....................................   (187,293)   (167,293)
                                                           --------   ---------

Total Stockholders' Equity .............................    (51,500)    (31,500)
                                                           --------   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............   $      -   $       -
                                                           ========   =========

The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.
                            Statements of Operations
                      For the Three Months Ended March 31,

                                                       2003              2002
                                                       ----              ----

Revenue:
Sales .....................................        $         -         $       -
                                                   -----------         ---------

Total Income ..............................        $         -         $       -
                                                   -----------         ---------

Costs and Expenses:

Legal & Administrative ....................        $    20,000         $       -
                                                   -----------         ---------

Total Expenses ............................        $    20,000         $       -
                                                   -----------         ---------

Net Loss From Operations ..................        $   (20,000)        $       -
                                                   -----------         ---------

Per Share Information:
Weighted average number
of common shares outstanding ..............          5,000,000         5,000,000
                                                   -----------         ---------

Net Loss per common share .................        $         *                 *
                                                   ===========         =========

* Less than $.01

The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.
                              Stockholder's Equity
                                 March 31, 2003


                                COMMON STOCKS         Additional                  Total
                                                        Paid-In    Accumulated Stockholders'
                             # of Shares    Amount      Capital      Deficit     Equity

December 31, 1997 ..........       1,000   $      10   $  54,578   $       -    $  54,588

Net Loss for Period ........           -           -           -     (16,771)     (16,771)
                               ---------   ---------   ---------   ---------    ---------

Balance - December 31, 1997        1,000          10      54,578     (16,771)      37,817
                               ---------   ---------   ---------   ---------    ---------

Issuance of stock for cash .   4,999,000      49,990      31,215           -       81,205

Net Loss for Year ..........           -           -           -     (49,399)     (49,399)
                               ---------   ---------   ---------   ---------    ---------

Balance -  December 31, 1998   5,000,000      50,000      85,793     (66,170)      69,623
           -----------------   ---------   ---------   ---------   ---------    ---------

Net Loss for Year ..........           -           -           -     (69,623)     (69,623)
                               ---------   ---------   ---------   ---------    ---------

Balance -  December 31, 1999   5,000,000      50,000      85,793    (135,793)           -
           -----------------   ---------   ---------   ---------   ---------    ---------

Net Loss for Year ..........           -           -           -      (2,500)      (2,500)
                               ---------   ---------   ---------   ---------    ---------

Balance -  December 31, 2000   5,000,000      50,000      85,793    (138,293)      (2,500)
           -----------------   ---------   ---------   ---------   ---------    ---------

Net Loss for Year ..........           -           -           -           -            -
                               ---------   ---------   ---------   ---------    ---------

Balance -  December 31, 2001   5,000,000      50,000      85,793    (138,293)      (2,500)
           -----------------   ---------   ---------   ---------   ---------    ---------

Net Loss for Year ..........           -           -           -     (29,000)     (29,000)
                               ---------   ---------   ---------   ---------    ---------

Balance -  December 31, 2002   5,000,000   $  50,000   $  85,793   $(167,293)   $ (31,500)
           -----------------   ---------   ---------   ---------   ---------    ---------

Net Loss for Period ........           -           -           -     (20,000)     (20,000)
                               ---------   ---------   ---------   ---------    ---------

Balance -  March 31, 2003 ..   5,000,000   $  50,000   $  85,793   $(187,293)   $ (51,500)
           =================   =========   =========   =========   =========    =========

The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.
                             Statements of Cash Flow
                      For the Three Months Ended March 31,

                                Indirect Method
                                                        2003       2002
                                                        ----       ----

Cash Flows from Operating Activities:

Net Loss .........................................   $  20,000    $29,000
Adjustments to reconcile net loss to net cash used
        by operating activities
Increase (Decrease) in current liabilities .......      20,000     29,000
                                                                  -------

Net Cash Used by Operating Activities ............           -          -

Net Increase in Cash & Cash Equivalents ..........           -          -

Beginning Cash & Cash Equivalents ................           -          -

Ending Cash & Cash Equivalents ...................   $       -    $     -
                                                     =========    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest ...........................   $       -    $     -
                                                     =========    =======

Cash paid for Income Taxes .......................   $       -    $     -
                                                     =========    =======

The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                 March 31, 2003


Note 1 - Organization and Summary of Significant Accounting Policies:
---------------------------------------------------------------------

Organization:

The Company was incorporated on May 15, 1997, under the laws of the state of Colorado. On January 16, 2003, TOP Group Corporation, a New York corporation ("TOP Group New York"), purchased 4,400,000 shares of the Company's common stock, which represents 88% of the Company's outstanding capital stock. Immediately prior to the change in control, the Company's purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended. Since the change in control, the Company has begun to investigate opportunities in the computer software industry. Essentially all expenditures and expenses incurred in the first quarter of 2003 were attributable to the investigation of such opportunities. In March 2003, the Company changed its state of incorporation from Colorado to Delaware, and changed its name from Quixit, Inc. to TOP Group Holdings, Inc. The Company's fiscal year end is December 31.

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

Other Comprehensive Income:

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                 March 31, 2003

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

Deferred tax assets
           Net operating loss carryforwards                        $  50,188
           Valuation allowance                                       (50,188)
           -------------------                                     ---------

                           Net deferred tax assets                 $       0
                           =======================                 =========

At March 31, 2003, the Company had net operating loss carryforwards of approximately $187,293 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not earned any revenue from operations in 2002 or 2003, and, as of March 31, 2003 current liabilities exceed current assets by $20,000. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately to achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 4 - Capital Stock Transactions:

On March 25, 1999, the Company's Board of Directors approved an amendment to the Articles of Incorporation of the Company, declaring a 1 to 10 reverse stock split of outstanding common stock at March 25, 1999. In 2001, the Board of Directors declared a 5 to 1 forward stock split. No shares of common stock were issued in 2002 or to date in 2003.

All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to reflect the stock splits.

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                 March 31, 2003

Note 5 - Segment Information

The Company has no present operations. The Company presently anticipates that, in the future, it will engage in the computer software industry.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         In this section, "Management's Discussion and Analysis or Plan of Operation," references to "we," "us," "our," and "ours" refer to TOP Group Holdings, Inc., formerly known as Quixit, Inc.

         This Quarterly Report on Form 10-QSB contains statements that may constitute "forward-looking statements" within the meaning, and made pursuant to the Safe Harbor provisions, of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties, including, but not limited to, the difficulty inherent in operating an early-stage company in a new and rapidly evolving market, market and economic conditions, the impact of competitive products, product demand and market acceptance risks, changes in product mix, costs and availability of raw materials, fluctuations in operating results, delays in development of highly complex products, risk of customer contract or sales order cancellations and other risks detailed from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties could cause our actual results to differ materially from those described in the forward-looking statements. Any forward-looking statement represents our expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. Except as required by law, we undertake no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if our expectations or forecasts change.

         The following discussion and analysis should be read in conjunction with the financial statements, related notes and other information included in this Quarterly Report on Form 10-QSB, as well as in conjunction with the consolidated financial statements and the related notes. The financial statements have been prepared in accordance with US Generally Accepted Accounting Principles, or GAAP.

BACKGROUND

            On January 16, 2003, we engaged in a change in control, in which TOP Group Corporation, a New York corporation ("TOP Group New York"), purchased 4,400,000 shares of the Company's common stock from H. Daniel Boone, who was then President and Chairman of our board of directors. Because of the purchase, TOP Group New York now owns 88% of our outstanding capital stock.

            Ninety-five percent of the capital stock of TOP Group New York is held by Song Ruhua. Mr. Song is the founder and Chairman of TOP Group ("TOP Group China"), a privately owned, China-based hi-tech conglomerate specializing in computer software, computer hardware, LED display systems, network technology, applied electronics, communications technology and IT education. TOP Group presently owns three publicly traded companies: Sichuan TOP Software Co. Ltd. (TOP Software), listed on the Shenzhen Stock Exchange ("SZSE") (stock code 000583); Jiangsu Chinese.com Co. Ltd. (Chinese.com), listed on the SZSE (stock code 0008051); and Chengdu TOP Sci-tech Co. Ltd. (TOP Sci-Tech), listed on the Growth Enterprise Market of the Hong Kong Stock Exchange ("HKSE") (stock code
8135).

            Prior to the change in control, our purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended. Since the change in control, we have no longer pursued this objective. Rather, we anticipate that we will operate as a development stage company concentrating in the computer software industry. However, there can be no assurances at this time that our anticipated future objectives will be pursued or achieved.

            At a special meeting on March 24, 2003, our stockholders elected Song Ruhua, Yang Hengming and Lu Anli to serve as our directors. Our directors then elected Mr. Song as Chairman of the Board, Mr. Yang as President and Chief Executive Officer, and Mr. Lu as Vice President, Secretary and Treasurer. All three of these directors are also officers of TOP Group China. On March 28, 2003, our stockholders elected Li Dong to serve an independent director.

            At the special meeting, our stockholders also approved a change in our state of incorporation from Colorado to Delaware. Later in March, our stockholders approved a change in our name from Quixit, Inc. to TOP Group Holdings, Inc.

A. PLAN OF OPERATIONS

         We presently that we will operate as a development stage company concentrating in the computer software industry. However, there can be no assurances at this time that the Company's anticipated future objectives will be pursued or achieved.

Results of Operations for the Three Months Ended March 31, 2003 Compared to the
-------------------------------------------------------------------------------
Three Months Ended December 31, 2001.
-------------------------------------

         We had had no operations or revenues during the three months ended March 31, 2003 or 2003. We incurred no expenses in the three months ended March 31, 2002, compared to $20,000 for legal and administrative expenses in the three months ended March 31, 2003. These expenses are attributable in part to our investigation of opportunities in the computer software industry. We had a net loss in the three months ended March 31, 2003 of $20,000, compared to no net loss in the three months ended March 31, 2002.


         The losses incurred in the three months ended March 31, 2003 should be expected to continue until our long-range business plan is adopted and implemented.

B. LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2003, we had no operating capital and rely upon advances or loans from shareholders to pay our expenses. We have no commitments from any person for advances or loans.

         We have incurred significant losses from operations for the three months ended March 31, 2003, and such losses are expected to continue. In addition, the Company has a working capital deficit for the three months ended March 31, 2003. These losses raises substantial doubt about our ability to continue as a going concern. Our plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3.           CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the date of this report on Form 10-QSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

         (b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Since there were no significant deficiencies or material weaknesses in our internal controls, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the three months ended March 31, 2003, we submitted matters to a vote of our shareholders on the following dates:

         March 24, 2003 - Our shareholders held a special meeting, at which they voted to (i) elect a board of directors, (ii) authorize the Company to reincorporate in Delaware, and (iii) amend our Articles of Incorporation to prohibit reverse stock splits and similar transactions for 2 years. At the meeting, Song Ruhua, Yang Hengming and Lu Anli were elected as directors. Of the 5,000,000 shares of common stock entitled to vote at the meeting, 4,463,945 shares (or 89.2789% of the shares entitled to vote) were represented by proxy. All of these shares were voted in favor of each proposal and each director. Refer to our proxy statement on Schedule 14A (filed with the Commission on March 10, 2003) and our report on Form 8-K (filed with the Commission on March 28,
2003) for a more detailed description of these matters.

         March 28, 2003 - Our shareholders adopted resolutions by written consent in lieu of a meeting which (i) changed our name from Quixit, Inc. to TOP Group Holdings, Inc. and (ii) elected Li Dong to our board of directors. The holder of 4,400,000 shares of common stock (or 88% of the outstanding shares) signed the written consent. Refer to our information statement on Schedule 14C (filed with the Commission on April 22, 2003) and our report on Form 8-K (filed with the Commission on March 28, 2003) for a more detailed description of these matters.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are being filed with this Report:

Exhibit Number      Description
--------------      -----------

3.1 Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to the Company's proxy statement on Schedule 14A filed with the Commission on March 5, 2003 (the "Proxy Statement")

3.2 Agreement and Plan of Merger between Quixit, Inc., a Colorado corporation, and TOP Group Corporation (now known as TOP Group Holdings, Inc.), a Delaware corporation (incorporated by reference to the Proxy Statement

3.3 Certificate of Incorporation of the Company (incorporated by reference to the Proxy Statement)

3.4               By-Laws of the Company (incorporated by reference to the Proxy
                  Statement)

99.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the three months ended March 31, 2003, we filed reports on Form 8-K on the following dates:

                  January 16, 2003 - Change of control (item 1); resignation of director and appointment of new director (item 9).

                  March 28, 2003 - Election of directors; reincorporation in Delaware; amendment to articles of incorporation to prohibit certain reverse stock split transactions; name change; appointment of independent director (all item 5).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TOP GROUP HOLDINGS, INC.

Dated: As of May 15, 2003                   By: /s/ Lu Anli
                                                -----------
                                            Lu Anli
                                            Secretary and Treasurer
                                            (Principal Financial and
                                             Accounting Officer)


Dated: As of May 15, 2003                   By: /s/ Yang Hengming_
                                            -----------------
                                            Yang Hengming
                                            President
                                            (Principal Executive Officer)

I, Lu Anli, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of TOP Group Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Dated:  May 15, 2003                          By: /s/ Lu Anli
                                                       ---------------------
                                                   Lu Anli
                                                   Secretary and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)

I, Yang Hengming, certify that:

5. I have reviewed this quarterly report on Form 10-QSB of TOP Group Holdings, Inc.;

6. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

7. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

8. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 15, 2003                              By:  /s/ Yang Hengming
                                                       -------------------
                                                  Yang Hengming
                                                  President
                                                  (Principal Executive Officer)