Form 10QSB/A
period 2003-03-31
TOP GROUP HOLDINGS INC
filed 2003-06-26
CIK 1103640

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-QSB/A-2

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

The number of shares outstanding of our Common Stock, $0.001 par value per share, as of June 26, 2003, was 5,000,000 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

Yes |_| No |X|

                            TOP GROUP HOLDINGS, INC.

                         Part I - Financial Information

                          Item 1.  Financial Statements


TOP Group Holdings, Inc. hereby amends its report on Form 10-QSB for the quarterly period March 31, 2003 filed with the Securities and Exchange Commission (the "SEC") on May 15, 2003, as amended by Form 10-QSB/A ("Amendment No. 1") filed with the SEC on June 5, 2003, by substituting the following Balance Sheet for the one that appears in the original filing. The purpose of this Amendment No. 2 is to correct in the Balance Sheet the amounts of Total Liabilities and Stockholders` Equity, which amounts were incorrectly stated in Amendment No. 1.

                           TOP GROUP HOLDINGS, INC.
                                 Balance Sheets


                                                       March 31, 2003  December 31, 2002

ASSETS

Current Assets:
Cash ...................................................   $      -   $       -
                                                           --------   ---------

Total Current Assets ...................................   $      -   $       -
                                                           --------   ---------

TOTAL ASSETS ...........................................   $      -   $       -
                                                           ========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable ..................................   $      -   $  29,000
     Advances from shareholders ........................   $ 20,000   $   2,500
                                                           --------   ---------

Total Current Liabilities ..............................   $ 20,000   $  31,500
                                                           --------   ---------

Stockholders Equity
     Common stock, $.001 par value, 100,000,000 shares .     50,000      50,000
     authorized, 5,000,000 shares issued and outstanding

Additional Paid-In Capital .............................     85,793      85,793

Accumulated Deficit ....................................   (187,293)   (167,293)
                                                           --------   ---------

Total Stockholders' Equity .............................    (51,500)    (31,500)
                                                           --------   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............   $(31,500)   $0
                                                           ========   =========

The accompanying notes are an integral part of these financial statements.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TOP GROUP HOLDINGS, INC.

Dated: As of June 26, 2003                  By: /s/ Lu Anli
                                                -----------
                                            Lu Anli
                                            Secretary and Treasurer
                                            (Principal Financial and
                                             Accounting Officer)


Dated: As of June 26, 2003                  By: /s/ Yang Hengming_
                                            -----------------
                                            Yang Hengming
                                            President
                                            (Principal Executive Officer)

I, Lu Anli, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A-2 of TOP Group Holdings, Inc.;

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


     Dated:  June 26, 2003                         By: /s/ Lu Anli
                                                       ---------------------
                                                   Lu Anli
                                                   Secretary and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)

I, Yang Hengming, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A-2 of TOP Group Holdings, Inc.;

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

Dated:  June 26, 2003                             By:  /s/ Yang Hengming
                                                       -------------------
                                                  Yang Hengming
                                                  President
                                                  (Principal Executive Officer)