Form 10QSB
period 2003-06-30
TOP GROUP HOLDINGS INC
filed 2003-08-19
CIK 1103640

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

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

The number of shares outstanding of our Common Stock, $0.001 par value per share, as of August 18, 2003, was 5,000,000 shares.

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

Item 3.       Controls and Procedures..............................................................................3

PART II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K ....................................................................4

SIGNATURES          ...............................................................................................6

EXHIBIT             ...............................................................................................9

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                            TOP GROUP HOLDINGS, INC.

                                   FORM 10-QSB

                                 JUNE 30, 2003

                          INDEX OF FINANCIAL STATEMENTS


                                                                    Pages

Balance Sheets                                                       F-1

Statements of Operations                                             F-2

Statements of Changes in Stockholders' Equity                        F-3

Statements of Cash Flows                                             F-4

Notes to Financial Statements                                      F-5-F-7

                            TOP GROUP HOLDINGS, INC.
                                 Balance Sheets
                                  (Unaudited)


                                                       June 30, 2003  December 31, 2002

ASSETS

Current Assets:
Cash ...................................................   $      -   $       -
                                                           --------   ---------

Total Current Assets ...................................   $      -   $       -
                                                           --------   ---------

TOTAL ASSETS ...........................................   $      -   $       -
                                                           ========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accrued expenses..................................    $      -   $  29,000
     Advances from shareholders ........................   $ 51,500   $   2,500
                                                           --------   ---------

Total Current Liabilities ..............................   $ 51,500   $  31,500
                                                           --------   ---------

Stockholders Equity
     Common stock, $.001 par value, 100,000,000 shares        5,000      50,000
     authorized, 5,000,000 shares issued and outstanding

Additional Paid-In Capital .............................    130,793      85,793

Accumulated Deficit ....................................   (187,293)   (167,293)
                                                           --------   ---------

Total Stockholders' Equity .............................    (51,500)    (31,500)
                                                           --------   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............   $      -   $       -
                                                           ========   =========

The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.
                            Statements of Operations
                                   (Unaudited)

                                                           Three-Months Ended
                                                                June 30,
                                                       2003              2002
                                                       ----              ----

Revenue:
Sales .....................................        $         -         $       -
                                                   -----------         ---------

Total Income ..............................        $         -         $       -
                                                   -----------         ---------

Costs and Expenses:

Legal & Administrative ....................        $         -         $       -
                                                   -----------         ---------

Total Expenses ............................        $         -         $       -
                                                   -----------         ---------

Net Loss From Operations ..................        $         -         $       -
                                                   -----------         ---------

Per Share Information:
Weighted average number
of common shares outstanding ..............          5,000,000         5,000,000
                                                   -----------         ---------

Net Loss per common share .................        $         *                 *
                                                   ===========         =========

* Less than $.01

The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.
                              Stockholder's Equity
                                 June 30, 2003


                                COMMON STOCKS         Additional                  Total
                                                        Paid-In    Accumulated Stockholders'
                             # of Shares    Amount      Capital      Deficit     Equity

December 31, 1997 ..........       1,000   $      10   $  54,578   $       -    $  54,588

Net Loss for Period ........           -           -           -     (16,771)     (16,771)
                               ---------   ---------   ---------   ---------    ---------

Balance - December 31, 1997        1,000          10      54,578     (16,771)      37,817
                               ---------   ---------   ---------   ---------    ---------

Issuance of stock for cash .   4,999,000      49,990      31,215           -       81,205

Net Loss for Year ..........           -           -           -     (49,399)     (49,399)
                               ---------   ---------   ---------   ---------    ---------

Balance -  December 31, 1998   5,000,000      50,000      85,793     (66,170)      69,623
           -----------------   ---------   ---------   ---------   ---------    ---------

Net Loss for Year ..........           -           -           -     (69,623)     (69,623)
                               ---------   ---------   ---------   ---------    ---------

Balance -  December 31, 1999   5,000,000      50,000      85,793    (135,793)           -
           -----------------   ---------   ---------   ---------   ---------    ---------

Net Loss for Year ..........           -           -           -      (2,500)      (2,500)
                               ---------   ---------   ---------   ---------    ---------

Balance -  December 31, 2000   5,000,000      50,000      85,793    (138,293)      (2,500)
           -----------------   ---------   ---------   ---------   ---------    ---------

Net Loss for Year ..........           -           -           -           -            -
                               ---------   ---------   ---------   ---------    ---------

Balance -  December 31, 2001   5,000,000      50,000      85,793    (138,293)      (2,500)
           -----------------   ---------   ---------   ---------   ---------    ---------

Net Loss for Year ..........           -           -           -     (29,000)     (29,000)
                               ---------   ---------   ---------   ---------    ---------

Balance -  December 31, 2002   5,000,000   $  50,000   $  85,793   $(167,293)   $ (31,500)
           -----------------   ---------   ---------   ---------   ---------    ---------

Net Loss for Period ........           -           -           -     (20,000)     (20,000)
                               ---------   ---------   ---------   ---------    ---------

Balance -  June30, 2003 ..    5,000,000    $  5,000   $  130,793   $(187,293)   $ (51,500)
           =================   =========   =========   =========   =========    =========

The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.
                             Statements of Cash Flows
                                   (Unaudited)

                                Indirect Method

                                                      Three-Months Ended
                                                            June 30,
                                                        2003       2002
                                                        ----       ----

Cash Flows from Operating Activities:

Net Loss .........................................   $       -          -
Adjustments to reconcile net loss to net cash used
by operating activities
Increase (Decrease) in current liabilities .......           -          -

Net Cash Used by Operating Activities ............           -          -

Net Increase in Cash & Cash Equivalents ..........           -          -

Beginning Cash & Cash Equivalents ................           -          -

Ending Cash & Cash Equivalents ...................   $       -    $     -
                                                     =========    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest ...........................   $       -    $     -
                                                     =========    =======

Cash paid for Income Taxes .......................   $       -    $     -
                                                     =========    =======

The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                 June 30, 2003


Note 1 - Organization and Summary of Significant Accounting Policies:
---------------------------------------------------------------------

Organization:

The Company was incorporated on May 15, 1997, under the laws of the state of Colorado. On January 16, 2003, TOP Group Corporation, a New York corporation ("TOP Group New York"), purchased 4,400,000 shares of the Company's common stock, which represents 88% of the Company's outstanding capital stock. Immediately prior to the change in control, the Company's purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended. Since the change in control, the Company has begun to investigate opportunities in the computer software industry. Essentially all expenditures and expenses incurred in the first and second quarters of 2003 were attributable to the investigation of such opportunities. In March 2003, the Company changed its state of incorporation from Colorado to Delaware, and changed its name from Quixit, Inc. to TOP Group Holdings, Inc. The Company's fiscal year end is December 31.

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

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                 June 30, 2003

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
                           =======================                 =========

At June 30, 2003, the Company had net operating loss carryforwards of approximately $187,293 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not earned any revenue from operations in 2002 or 2003, and, as of June 30, 2003 current liabilities exceed current assets by $51,000. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately to achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

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

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                 June 30, 2003

Note 5 - Segment Information

The Company has no present operations. The Company presently anticipates that, in the future, it will engage in the computer software industry.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         In this section, "Management's Discussion and Analysis or Plan of Operation," references to "we," "us," "our," and "ours" refer to TOP Group Holdings, Inc.

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

            At a special meeting on March 24, 2003, our stockholders elected Song Ruhua, Yang Hengming and Lu Anli to serve as our directors. Our directors then elected Mr. Song as Chairman of the Board, Mr. Yang as President and Chief Executive Officer, and Mr. Lu as Vice President, Secretary and Treasurer. All three of these directors are also officers of TOP Group China. On March 28, 2003, our stockholders elected Li Dong to serve as an independent director.

            At the special meeting, our stockholders also approved a change in our state of incorporation from Colorado to Delaware. Later in March, our stockholders approved a change in our name from Quixit, Inc. to TOP Group Holdings, Inc.

A. PLAN OF OPERATIONS

         We presently anticipate that we will operate as a development stage company concentrating in the computer software industry. However, there can be no assurances at this time that the Company's anticipated future objectives will be pursued or achieved.

Results of Operations for the Three Months Ended June 30, 2003 Compared to the
-------------------------------------------------------------------------------
Three Months Ended June 30, 2002.
-------------------------------------

         We had had no operations or revenues for the quarter in 2003 or 2002. We incurred no expenses in the quarter in 2003 or 2002 and had no profit/loss per share in the period in either quarter. The net operating profit/loss in the quarter in 2003 was none as compared to none in 2002.

B. LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2003, we had no operating capital and rely upon advances or loans from shareholders to pay our expenses. We have no commitments from any person for advances or loans. The lack of liquidity or liquid assets raises substantial doubt about our ability to continue as a going concern unless we are able to generate sufficient cash flows to meet our obligations and sustain operations. Our plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3.           CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.


     (b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are being filed with this Report:

Exhibit Number      Description
--------------      -----------

31.1              Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

31.2              Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

32.1              Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.


(b)     Reports on Form 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TOP GROUP HOLDINGS, INC.

Dated: As of August 19, 2003                By: /s/ Lu Anli
                                                --------------
                                             Lu Anli
                                             Secretary and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)


Dated: As of August 19, 2003                By: /s/ Yang Hengming
                                            -----------------
                                            Yang Hengming
                                            President
                                            (Principal Executive Officer)