Form 10QSB
period 2003-09-30
TOP GROUP HOLDINGS INC
filed 2003-11-14
CIK 1103640

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended September 30, 2003

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

The number of shares outstanding of our Common Stock, $0.001 par value per share, as of September 30, 2003, was 5,000,000 shares.

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

                                 SEPTEMBER 30, 2003

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


                                                   September 30, 2003  December 31, 2002

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

                            TOP GROUP HOLDINGS, INC.
                            Statements of Operations
                                   (Unaudited)

                                                           Three-Months Ended
                                                                September 30,
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

                            TOP GROUP HOLDINGS, INC.
                              Stockholder's Equity
                                 September 30, 2003


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

                            TOP GROUP HOLDINGS, INC.
                             Statements of Cash Flows
                                   (Unaudited)

                                Indirect Method

                                                      Three-Months Ended
                                                            September 30,
                                                        2003       2002
                                                        ----       ----

Cash Flows from Operating Activities:

Net Loss .........................................   $       -          -
Adjustments to reconcile net loss to net cash used
by operating activities
Increase (Decrease) in current liabilities .......           -          -
                                                                  -------

Net Cash Used by Operating Activities ............           -          -

Net Increase in Cash & Cash Equivalents ..........           -          -

Beginning Cash & Cash Equivalents ................           -          -

Ending Cash & Cash Equivalents ...................   $       -    $     -
                                                     =========    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest ...........................   $       -    $     -
                                                     =========    =======

Cash paid for Income Taxes .......................   $       -    $     -
                                                     =========    =======

The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                 September 30, 2003


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

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                 September 30, 2003

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
                           =======================                 =========

At September 30, 2003, the Company had net operating loss carryforwards of approximately $187,293 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not earned any revenue from operations in 2002 or 2003, and, as of September 30, 2003 current liabilities exceed current assets by $51,000. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately to achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

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

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                 September 30, 2003

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

Results of Operations for the Three Months Ended September 30, 2003 Compared
-------------------------------------------------------------------------------
to the
------
Three Months Ended September 30, 2002.
-------------------------------------

         We had had no operations or revenues for the quarter in 2003 or 2002. We incurred no expenses in the quarter in 2003 or 2002 and had no profit/loss per share in the period in either quarter. The net operating profit/loss in the quarter in 2003 was none as compared to none in 2002.

B. LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2003, we had no operating capital and rely upon advances or loans from shareholders to pay our expenses. We have no commitments from any person for advances or loans. The lack of liquidity or liquid assets raises substantial doubt about our ability to continue as a going concern unless we are able to generate sufficient cash flows to meet our obligations and sustain operations. Our plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3.           CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.
PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are being filed with this Report:

Exhibit Number      Description
--------------      -----------

3.1 Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to the Company's proxy statement on Schedule 14A filed with the Commission on March 5, 2003 (the "Proxy Statement")).

3.2 Agreement and Plan of Merger between Quixit, Inc., a Colorado corporation, and TOP Group Corporation (now known as TOP Group Holdings, Inc.), a Delaware corporation (incorporated by reference to the Proxy Statement).

3.3 Certificate of Incorporation of the Company (incorporated by reference to the Proxy Statement).

3.4               By-Laws of the Company (incorporated by reference to the Proxy
                  Statement).


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

                                            TOP GROUP HOLDINGS, INC.

Dated: As of November 13, 2003              By: /s/ Lu Anli
                                                -----------
                                            Lu Anli
                                            Secretary and Treasurer
                                            (Principal Financial and
                                             Accounting Officer)


Dated: As of November 13, 2003             By: /s/ Yang Hengming_
                                            -----------------
                                            Yang Hengming
                                            President
                                            (Principal Executive Officer)

EXHIBIT 31.1

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


     Dated:  November 13, 2003                   By: /s/ Lu Anli
                                                   ---------------------
                                                   Lu Anli
                                                   Secretary and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)

EXHIBIT 31.2

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

Dated:  November 13, 2003                       By:  /s/ Yang Hengming
                                                       -------------------
                                                  Yang Hengming
                                                  President
                                                  (Principal Executive Officer)