Form 10KSB
period 2003-12-31
TOP GROUP HOLDINGS INC
filed 2004-04-13
CIK 1103640

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one):

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended December 31, 2003.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-32341

                            TOP GROUP HOLDINGS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in our charter)

              Delaware                                84-1485082
              --------                                ----------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

          TOP Group Holdings, Inc.
               17 Barstow Road
                  Suite 301
               Great Neck, NY                            11021
   (Address of principal executive office)             (Zip Code)


                     Issuer's telephone number 516-482-2119

Securities registered under Section 12(b) of the Exchange Act:

   Title of each Class                Name of each exchange on which registered



Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
--------------------------------------------------------------------------------
                                (Title of Class)


--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]; No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year: $0.00

         Aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $120,000 as of March 29, 2004.

      Shares of Common Stock outstanding as of December 31, 2003:  5,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

   Transitional Small Business Disclosure Format (check one): Yes [X]; No [ ]

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
PART I
      Item 1.   Description of Business...........................................................................1
      Item 2.   Description of Property...........................................................................2
      Item 3.   Legal Proceedings.................................................................................3
      Item 4.   Submission of Matters to a Vote of Security Holders...............................................3

PART II

      Item 5.   Market for Common Equity and Related Stockholder Matters..........................................3
      Item 6.   Management's Discussion and Analysis or Plan of Operation.........................................4
      Item 7.   Financial Statements..............................................................................5
      Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..............5
      Item 8A.  Controls and Procedures

PART III

      Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with
                Section 16(a) of the Exchange Act.................................................................6
      Item 10.  Executive Compensation............................................................................7
      Item 11.  Security Ownership of Certain Beneficial Owners and Management....................................7
      Item 12.  Certain Relationships and Related Transactions....................................................8
      Item 13.  Exhibits and Reports on Form 8-K..................................................................8

      This Annual Report on Form 10-KSB contains statements which constitute forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of TOP Group Holdings, Inc. ( referred to in this report as the "Company" ,"we", "us" and "our" ) with respect to (i) our financing plans, (ii) trends affecting our financial condition or results of operations and (iii) the impact of competition. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under "Risk Factors," "Management's Discussion and Analysis or Plan of Operations" and "Description of Business," identifies important factors that could cause or contribute to such differences. See "Description of Business-Risk Factors." All forward looking statements should be read with caution."

PART I

Item 1.  Description of Business

General

         The Company was incorporated as "Quixit, Inc." on May 15, 1997, under the laws of the State of Colorado, as a wholly owned subsidiary of Ximedix, Inc. Quixit, Inc. was then "spun-off" to the shareholders of record of Ximedix, Inc. as of June 30, 1998.

         On January 16, 2003, we engaged in a change in control (the "Change in Control"), in which TOP Group Corporation, a New York corporation ("TOP Group New York"), purchased 4,400,000 shares of the Company's common stock from H. Daniel Boone, who was then President and Chairman of our board of directors. Because of the purchase, TOP Group New York now owns 88% of our outstanding capital stock.

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

         At a special meeting on March 24, 2003, our stockholders approved a change in our state of incorporation from Colorado to Delaware. Later in March, our stockholders approved a change in our name from Quixit, Inc. to TOP Group Holdings, Inc.

Description of Business

         Prior to the Change in Control, our purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Since the Change in Control, we have no longer pursued this objective. Rather, we anticipate that we will operate as a development stage company concentrating in the computer software industry. However, there can be no assurances at this time that our anticipated future objectives will be pursued or achieved.

Competition

         In the event we pursue the objective of concentrating in the computer software industry, there will be significant competition from both development-stage and more established companies engaging in the same industry. Because our business plans are preliminary, however, we believe that an assessment of specific types of competition is premature at this time. Nonetheless, we will consider our competitive advantages and disadvantages in any business plan we proffer in the future.

Employees

      We presently have no full-time employees. The Company's officers, as well as an employee of TOP Group New York who serves as an office assistant, have agreed to allocate a portion of their time to the activities of the Company, without compensation at this time.

Risk Factors

      All forward-looking statements should be read with caution. Statements in this annual report on form 10-KSB under the captions "Description of Business," "Management's Discussion and Analysis or Plan of Operations," and elsewhere in this form 10-KSB, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in this form 10-KSB under the caption "Risk Factors," that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "plans," "anticipates," or "intends," to be uncertain and forward-looking. All cautionary statements made in this form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear. Investors should consider the following risk factors as well as the risks described elsewhere in this form 10-KSB.

      Minimal Operating History or Revenue and Minimal Assets. In the past three years, we have had minimal operating history and no revenues or earnings from operations, and we have had no significant assets or financial resources. We will, in all likelihood, have to sustain operating expenses without corresponding revenues. This may result in net operating losses which will increase continuously until we achieve profitable business opportunities. There is no assurance that we will achieve profitability.

      Speculative Nature of Company's Proposed Operations. The success of the our anticipated plan of operation will depend to a great extent on the operations, financial condition and management of the business. This must be considered a speculative venture in all regards.

      Continued Management Control; Limited Time Availability. At this time, none of our officers has entered into a written employment agreement with the Company. We have not obtained key man life insurance on any of our officers or directors. Loss of the services of any of these individuals would adversely affect development of our business and the likelihood of continuing operations.

      Conflicts of Interest - General. Conflicts of interest and non-arms length transactions may arise in the future in the event our officers or directors are involved in the management of any company with which we propose to transact business.

      Lack of Market Research or Marketing Organization. We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for our contemplated future business. We have no marketing organization as of date of this report.

Item 2.  Description of Property.

      Since the Change in Control, we have shared office space with TOP Group New York at 17 Barstow Road, Suite 301, Great Neck, New York, 11021, which is the Company's present mailing address. At this time, we have no agreements to acquire any properties.

      We believe that this office-sharing arrangement will meet our needs at this time.

Item 3.  Legal Proceedings.

      The Company is not a party to any legal proceedings at this time, nor do we believe that any such proceedings are contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders.

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Price Range of Common Stock

      (a)Our common stock was approved for trading on the over-the-counter market under the symbol "QXIT" (OTC Bulletin Board Symbol) effective in 2002. The symbol was changed to "TOPG.OB" effective in 2003. The table below sets forth the high and low bid prices of our common stock for the periods indicated.

Year Ended December 31, 2003

                                       High Bid         Low Bid
                                       --------         -------
         1st quarter.......             .60              .10
         2nd quarter.......             .10              .10
         3rd quarter.......             .55              .10
         4th quarter.......             .10              .05

Year Ended December 31, 2002

                                        High Bid        Low Bid
                                        --------        -------

         1st quarter.......              *                *
         2nd quarter.......              *                *
         3rd quarter.......              *                *
         4th quarter.......             .05               0

Year Ended December 31, 2001:

                                        High Bid        Low Bid
         1st quarter
         2nd quarter                    *No Quotes (Not Trading)
         3rd quarter
         4th quarter

      The above quotations are inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

      The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

      (b) As of December 31, 2003, there were approximately 50 holders of record of our common stock.

      (c) We have neither declared nor paid any cash dividends on our common stock, and we do not anticipate that any such dividend will be declared or paid in the foreseeable future.

Holders

      There are approximately 50 record holders of our common stock. An aggregate of 4,400,000 shares of the issued and outstanding shares of our common stock are "restricted" securities.

Dividends

      We have not paid any dividends, and we have no plans to do so in the immediate future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

      This Annual Report on Form 10-KSB contains statements that may constitute "forward-looking statements" within the meaning, and made pursuant to the Safe Harbor provisions, of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties, including, but not limited to, the difficulty inherent in operating an early-stage company in a new and rapidly evolving market, market and economic conditions, the impact of competitive products, product demand and market acceptance risks, changes in product mix, costs and availability of raw materials, fluctuations in operating results, delays in development of highly complex products, risk of customer contract or sales order cancellations and other risks detailed from time to time in our filings with the Securities and Exchange Commission (the "SEC"). These risks and uncertainties could cause our actual results to differ materially from those described in the forward-looking statements. Any forward-looking statement represents our expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. Except as required by law, we undertake no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if our expectations or forecasts change.

      The following discussion and analysis should be read in conjunction with the financial statements, related notes and other information included in this Annual Report on Form 10-KSB, as well as in conjunction with the consolidated financial statements and the related notes. The financial statements have been prepared in accordance with US Generally Accepted Accounting Principles, or GAAP.

Background

         On January 16, 2003, we engaged in the Change in Control, whereby TOP Group New York purchased 4,400,000 shares of the Company's common stock from H. Daniel Boone, who was then President and Chairman of our board of directors. Because of the purchase, TOP Group New York now owns 88% of our outstanding capital stock.

         Ninety-five percent of the capital stock of TOP Group New York is held by Song Ruhua. Mr. Song is the founder and Chairman of TOP Group China, a privately owned, China-based hi-tech conglomerate specializing in computer software, computer hardware, LED display systems, network technology, applied electronics, communications technology and IT education. TOP Group presently owns three publicly traded companies: Sichuan TOP Software Co. Ltd. (TOP Software), listed on the Shenzhen Stock Exchange ("SZSE") (stock code 000583); Jiangsu Chinese.com Co. Ltd. (Chinese.com), listed on the SZSE (stock code 0008051); and Chengdu TOP Sci-tech Co. Ltd. (TOP Sci-Tech), listed on the Growth Enterprise Market of the Hong Kong Stock Exchange ("HKSE") (stock code 8135).

         Prior to the Change in Control, our purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Exchange Act. Since the Change in Control, we have no longer pursued this objective. Rather, we anticipate that we will operate as a development stage company concentrating in the computer software industry. However, there can be no assurances at this time that our anticipated future objectives will be pursued or achieved.

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

Results of Operations for the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002.

      We had had no operations or revenues during the year ended December 31, 2003 or 2002. We incurred expenses of $29,000 in the year ended December 31, 2002 and expenses of $27,272 in the year ended December 31, 2003. These expenses are attributable in part to our investigation of opportunities in the computer software industry. We had a net loss in the year ended December 31, 2003 of $27,272, and net loss of $29,000 in the year ended December 31, 2002.

      The losses incurred in the year ended December 31, 2003 should be expected to continue until our long-range business plan is adopted and implemented.

B. LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2003, we had no operating capital and rely upon advances or loans from shareholders to pay our expenses. We have no commitments from any person for advances or loans.

      We have incurred losses from operations for the year ended December 31, 2003, and such losses are expected to continue. The Company lost $194,565 from operations through December 31, 2003. In addition, the Company has a working capital deficit for the year ended December 31, 2003. These losses raises substantial doubt about our ability to continue as a going concern. Our plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7.  Financial Statements.

      The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Consolidated Financial Statements," following Part III of this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      Prior to the Change in Control, the Company had engaged Michael Johnson & Co., Denver, Colorado, as its principal independent accountant to audit the Company's financial statements. Since the Change in Control, we have engaged Joseph Mao, CPA, Flushing, New York, as its principal independent accountant to audit the Company's financial statements. There has been no disagreement between accountants regarding the application of accounting principles to any specific completed or contemplated transaction, or as to policies as to accounting.

      No disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

      The decision to change accountants was approved by our board of directors, as we have no audit committee.

      The principal accountants' reports on our financial statements for any of the past two years contained no adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope, or accounting principles, except for the "going concern" qualification.

Item 8A. Controls and Procedures.

         (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the date of this Annual Report on Form 10-KSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.


         (b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Since there were no significant deficiencies or material weaknesses in our internal controls, no corrective actions were required or undertaken.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

Name                           Age      Position
----                           ---      --------
Song Ruhua                      42      Chairman of the Board of Directors

Yang Hengming                   42      President and Director

Lu Anli                         35      Vice President, Secretary and Assistant
                                        Treasurer

Li Dong                         34      Independent Director


      Officers are appointed by and serve at the discretion of our board of directors. Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. Each of our officers and directors devotes only such time as is available to the business of the Company. There are no family relationships between any of our directors or executive officers.

BIOGRAPHICAL INFORMATION

SONG RUHUA, age 42, serves as Chairman of the Board of the Company. He is also the Chairman of TOP Group, a Chinese conglomerate engaged in high tech software, hardware, education and related business. After graduating from the University of Electronic Science and Technology of China in 1983, Mr. Song accepted a position teaching physics there, and published more than one hundred papers. In

February of 1992, Mr. Song and two other teachers established TOP Group, and, in ten years, have taken it from a small private company with fewer than twenty employees to a large-scale hi-tech enterprise. Mr. Song has received his many honors, including being named one of the "Ten Men of the Moment" in China's IT industry and one of the "Most Prominent Young People in China's Software Industry" in 2000, and one of China's 100 Richest Business People by Forbes in 2000, 2001, and 2002.

YANG HENGMING, age 42, serves as President and a member of the Board of Directors of TOP Group New York. Mr. Yang joined the China-based company TOP Group in 2000, where he serves as Vice President of TOP International Division and is responsible for TOP Group's U.S. operations. Prior to joining TOP Group, Mr. Yang served as Chief Executive Officer of Chaopiao.com from 1999 to 2000. From 1997 through 1999, Mr. Yang served as Vice President of CCL, Inc.

LU ANLI, age 35, serves as Vice President, Secretary and Assistant Treasurer of the Company. He joined TOP Group in 1993 and serves as Chief Executive Officer of TOP Finances and President of TOP International Division. Mr. Lu received his B.S. and M.S. degrees in telecommunications.

LI  DONG,  age  34,  a  Chinese   national  and  holds  a  Master's   degree  in
telecommunications and electronics from China Electronics and Technology University. He also serves as Engineer and Senior Architect of Software Systems at China Electronics and Technology University, School of Telecommunications.

Compliance with Section 16(a) of the Exchange Act.

      All of our officers and directors, and all persons who own more than ten percent of a registered class of our equity securities, have filed the reports of ownership and changes in ownership with the SEC as required under Section 16(a) of the Exchange Act.

Conflicts of Interest.

      Members of our management are associated with other companies involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

Item 10. Executive Compensation.

      None of our officers or directors presently receives any compensation for any of the services they render to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by our board of directors. As of the date of filing this report, we have no funds available to pay officers or directors. Further, none of the officers or directors is accruing any compensation pursuant to any agreement with the Company.

      No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of December 31, 2003 by: (i) each person who is known by the Company to own beneficially more than 5% of the
Company's outstanding common stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group.

Name and Address                                Shares Beneficially Owned
of Beneficial Owner                           Number                  Percent
-------------------                           ------                  -------

TOP Group New York*                          4,400,000                   88%

All directors and executive                  4,400,000                   88%
officers as a group (1 person)*

* The shares of capital stock of TOP Group Corporation, a New York corporation, are owned 95% by Song Ruhua (nominated to be a director and Chairman of the Board of the Company) and 5% by Yang Hengming (a director, President and Chief Executive Office of the Company).

Each principal shareholder has sole investment power and sole voting power over the shares.

Item 12. Certain Relationships and Related Transactions.

      There were no related party transactions during year 2003.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit
Number         Description

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

(b)      Reports on Form 8-K

      During the year ended December 31, 2003, we filed reports on Form 8-K on the following dates:

           (1) January 16, 2003 - Change of control (item 1); resignation of director and appointment of new director (item 9).

           (2) March 28, 2003 - Election of directors; reincorporation in Delaware; amendment to articles of incorporation to prohibit certain reverse stock split transactions; name change; appointment of independent director (all item 5).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TOP Group Holdings, Inc.

Dated: As of March 29, 2004          By: /s/ Lu Anli
                                         ------------------------------------
                                         Lu Anli
                                         Secretary and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)


Dated: As of March 29, 2004          By: /s/ Yang Hengming
                                         ------------------------------------
                                         Yang Hengming
                                         President
                                         (Principal Executive Officer)

                            TOP GROUP HOLDINGS, INC.
                              FINANCIAL STATEMENTS
                                December 31, 2003

                                  JOSEPH J. MAO

                           Certified Public Accountant
                            126 Country Village Lane
                             New Hyde Park, NY 11040

                             Telephone: 718-961-2661
                             Telephone: 516-437-5603
                                Fax: 718-961-2553
                            E-Mail: joemao52@aol.com


                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
TOP Group Holdings, Inc.
Great Neck, New York

I have audited the accompanying balance sheets of TOP Group Holdings, Inc., as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TOP Group Holdings, Inc., as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. The Company lost $194,565 from operations through December 31, 2003. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New Hyde Park, New York
April 5, 2004

Joseph Mao, CPA

                            TOP GROUP HOLDINGS, INC.

Balance Sheets

                                                                 December 31, 2003    December 31, 2002
                                                                 -----------------    -----------------
ASSETS
Current Assets, Cash

Total Current Assets

Reorganization less accumulated amortization                         $  12,500
                                                                     ---------          ---------
Total Other Assets                                                   $  12,500
                                                                     ---------          ---------
TOTAL ASSETS                                                         $  12,500                  0
                                                                     ---------          ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accrued expenses                                            $   2,500          $  29,000
         Advances from shareholders                                     68,712              2,500
                                                                     ---------          ---------
Total Current Liabilities                                               71,272             31,500
                                                                     ---------          ---------
Stockholders Equity
         Commons stock $.001 par value, 100,000,000 shares               5,000              5,000
         Authorized, 5,000,000 shares issued and outstanding

Additional Paid-in Capital                                              85,793             85,793
Accumulated Deficit                                                   (194,565)          (167,293)
                                                                     ---------          ---------
Total Stockholders' Equity                                             (58,772)           (31,500)
                                                                     ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  12,500                  0
                                                                     =========          =========


The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.

Statement of Operation for the years ended

                                 December 31, 2003  December 31, 2002
                                 -----------------  -----------------

REVENUE

Sales                                       0                  0

Total Income                                0                  0


Cost and Expense:

Legal & Administrative             $   21,793             29,000
SEC filing expense                      2,919
State Franchise tax                        60
Amortization expense                    2,500
                                   ----------             ------

Total expenses                         27,272             29,000
                                   ----------             ------

Net Loss from Operations           $   27,272             29,000
                                   ==========             ======

Per Share information
Weighted Average number of
Common Shares Outstanding

Net Loss per Common share           5,000,000          5,000,000
                                    =========          =========
                                    *                  *


* Less than $0.01

The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.

Stockholder's Equity

                                December 31, 2003


                                            Common stocks                     Additional                             Total
                                                                              Paid-In         Accumulated        shareholders'
                                   # Of Shares             Amount             Capital           Deficit              Equity
                                   -----------             ------             -------           -------              ------
December 31, 1997                        1,000          $       10          $   54,578                             $   54,588
Net Loss for Period                                                                               (16,771)            (16,771)
                                    ----------          ----------          ----------         ----------          ----------
Balance - December 31, 1997              1,000                  10              54,578            (16,771)             37,817

Issuance of stock for cash           4,999,000              49,990              31,215                                 81,215
Net Loss for Year                                                                                 (49,399)            (49,399)
                                    ----------          ----------          ----------         ----------          ----------
Balance - December 31, 1998          5,000,000              50,000              85,793            (66,170)             69,623

Net Loss for Year                                                                                 (69,623)            (69,623)
                                    ----------          ----------          ----------         ----------          ----------
Balance - December 31, 1999          5,000,000              50,000              85,793           (135,793)                  0

Net Loss for Year                                                                                  (2,500)             (2,500)
                                    ----------          ----------          ----------         ----------          ----------
Balance - December 31, 2000          5,000,000              50,000              85,793           (138,293)             (2,500)

Net Loss for Year                                                                                       0
                                    ----------          ----------          ----------         ----------          ----------
Balance - December 31, 2001          5,000,000              50,000              85,793           (138,293)             (2,500)

Net Loss for Year                                                                                 (29,000)            (29,000)
                                    ----------          ----------          ----------         ----------          ----------
Balance - December 31, 2002          5,000,000              50,000              85,793           (167,293)            (31,500)

Net Loss for Year                                                                                 (27,272)            (27,272)
                                    ----------          ----------          ----------         ----------          ----------
Balance - December 31, 2003          5,000,000          $   50,000          $   85,793         $ (194,565)         $  (58,772)


The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.

Statements of Cash Flows for the years ended


                                                               Indirect Method

                                                     December 31, 2003   December 31, 2002
                                                     -----------------   -----------------

Cash Flows from Operating Activities:
Net Loss                                                   $(27,272)          (29,000)

Adjustments to reconcile net loss to net cash used by operating activities

Increase in other assets                                    (12,500)

Increase in current liabilities                              39,772            29,000
Net Cash Used by Operating Activities                             0                 0

Net Increase in Cash & Cash Equivalents
Beginning Cash & Cash Equivalents                                 0                 0
Beginning Cash & Cash Equivalents                                 0                 0

Supplemental disclosure of Cash Flow Information
Cash paid for Interest

Cash paid for Income Taxes                                       60                 0

The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                December 31, 2003

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

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                 December 31, 2003

Note 2 - Federal Income Taxes:

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statements or tax purposes.

At December 31, 2003, 0he Company had net operating loss carry-forwards of approximately $194,565 for federal income tax purposes. These carry-forwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not earned any revenue from operations in 2002 or 2003, and, as of December 31, 2003 current liabilities exceed current assets by $71,272. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately to achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 4 - Capital Stock Transactions:

On March 25, 1999, the Company's Board of Directors approved an amendment to the Articles of Incorporation of the Company, declaring a 1 to 10 reverse stock split of outstanding common stock at March 25, 1999. In 2001, the Board of Directors declared a 5 to 1 forward stock split. No shares of common stock were issued in 2002 or 2003.

All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to reflect the stock splits.

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                December 31, 2003

Note 5 - Reorganization cost capitalized:

The company incurred expenses when it changed its state of incorporation from Colorado to Delaware, as detailed in the "Organization" section. It is determined  that this  will  benefit  the  Company  over the  coming  years.  In agreement with IRS section 195, the Company decided to amortize this reorganization cost over the period of 60 months.

Note 6 - Segment Information

The Company has no present operations. The Company presently anticipates that, in the future, it will engage in the computer software industry.

I, Lu Anli, certify that:

1.       I have  reviewed  this  annual  report  on  Form  10-KSB  of TOP  Group
         Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Dated:  March 29, 2004                 By: /s/ Lu Anli
                                                    ---------------------------
                                                    Lu Anli
                                                    Secretary and Treasurer
                                                    (Principal Financial and
                                                     Accounting Officer)

I, Yang Hengming, certify that:

1.       I have  reviewed  this  annual  report  on  Form  10-KSB  of TOP  Group
         Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Dated:  March 29, 2004         By: /s/ Yang Hengming
                                            ----------------------------------
                                            Yang Hengming
                                            President
                                            (Principal Executive Officer)