Form 10QSB
period 2004-03-31
TOP GROUP HOLDINGS INC
filed 2004-05-14
CIK 1103640

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

     |X| Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

    |_| Transition report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

        For the transition period from _______________ to _______________

                        Commission File Number:000-32341

                            TOP Group Holdings, Inc.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                          84-1485082
   -------------------------------                       ------------------
   (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)

                17 Barstow Road, Suite 301, Great Neck, NY 11021
                ------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)


                                 (516) 482-2119
                (Issuer's Telephone Number, Including Area Code)

                                  Quixit, Inc.
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

The number of shares outstanding of our Common Stock, $0.001 par value per share, as of March 31, 2004, was 5,000,000 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

Yes |_| No |X|

                            TOP GROUP HOLDINGS, INC.


                              INDEX TO FORM 10-QSB





                                                                            PAGE

PART I.   Financial Information

Item 1.   Financial Statements................................................2

Item 2.   Management's Discussion and Analysis or Plan of Operation...........2

Item 3.   Controls and Procedures.............................................3

PART II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders.................3

Item 6.   Exhibits and Reports on Form 8-K ...................................4

SIGNATURES    ................................................................5

CERTIFICATIONS................................................................6

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

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

New Hyde Park, New York
April 5, 2004

Joseph Mao, CPA

                            TOP GROUP HOLDINGS, INC.

BALANCE SHEETS




                                               DECEMBER 31, 2003   DECEMBER 31, 2002

ASSETS
Current Assets, Cash

Total Current Assets

Reorganization less accumulated amortization           $  12,500
                                                       ---------           ---------
Total Other Assets                                     $  12,500
                                                       ---------           ---------
TOTAL ASSETS                                           $  12,500                   0
                                                       =========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accrued expenses                                 $   2,500           $  29,000
      Advances from shareholders                          68,712               2,500
                                                       ---------           ---------
Total Current Liabilities                                 71,272              31,500
                                                       ---------           ---------

Stockholders Equity
      Commons stock $.001 par value,
      100,000,000 shares Authorized,
      5,000,000 shares issued and outstanding              5,000               5,000


Additional Paid-in Capital                                85,793              85,793
Accumulated Deficit                                     (194,565)           (167,293)
                                                       ---------           ---------

Total Stockholders' Equity                               (58,772)            (31,500)
                                                       ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  12,500                   0
                                                       =========           =========




The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.

STATEMENT OF OPERATION FOR THE YEARS ENDED




                                         DECEMBER 31, 2003    DECEMBER 31, 2002

REVENUE

Sales                                                    0                    0

Total Income                                             0                    0


Cost and Expense:

Legal & Administrative                          $   21,793               29,000
SEC filing expense                                   2,919
State Franchise tax                                     60
Amortization expense                                 2,500
                                                ----------           ----------

Total expenses                                      27,272               29,000
                                                ----------           ----------

Net Loss from Operations                        $   27,272               29,000
                                                ==========           ==========



Per Share information
Weighted Average number of
Common Shares Outstanding

Net Loss per Common share                        5,000,000            5,000,000
                                                ----------           ----------

                                                 *                    *




* Less than $0.01







The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.

STOCKHOLDER'S EQUITY
                                DECEMBER 31, 2003





                               Common stocks                 Additional                     Total
                                                             Paid-In        Accumulated     shareholders'
                               # Of Shares    Amount         Capital        Deficit         Equity


December 31, 1997                    1,000    $         10   $     54,578   $     54,588
Net Loss for Period                                                              (16,771)        (16,771)
                              ------------    ------------   ------------   ------------    ------------
Balance - December 31, 1997          1,000              10         54,578        (16,771)         37,817

Issuance of stock for cash       4,999,000          49,990         31,215         81,215
Net Loss for Year                                                                (49,399)        (49,399)
                              ------------    ------------   ------------   ------------    ------------
Balance - December 31, 1998      5,000,000          50,000         85,793        (66,170)         69,623

Net Loss for Year                                                                (69,623)        (69,623)
                              ------------    ------------   ------------   ------------    ------------
Balance - December 31, 1999      5,000,000          50,000         85,793       (135,793)              0

Net Loss for Year                                                                 (2,500)         (2,500)
                              ------------    ------------   ------------   ------------    ------------
Balance - December 31, 2000      5,000,000          50,000         85,793       (138,293)         (2,500)

Net Loss for Year                                                                                      0
                              ------------    ------------   ------------   ------------    ------------
Balance - December 31, 2001      5,000,000          50,000         85,793       (138,293)         (2,500)

Net Loss for Year                                                                (29,000)        (29,000)
                              ------------    ------------   ------------   ------------    ------------
Balance - December 31, 2002      5,000,000          50,000         85,793       (167,293)        (31,500)

Net Loss for Year                                                                (27,272)        (27,272)
                              ------------    ------------   ------------   ------------    ------------
Balance - December 31, 2003      5,000,000    $     50,000   $     85,793   $   (194,565)   $    (58,772)





The accompanying notes are an integral part of these financial statements.

                              TOP GROUP HOLDINGS, INC.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED

                                Indirect Method



                                                            DECEMBER 31, 2003      DECEMBER 31, 2002



Cash Flows from Operating Activities:
Net Loss                                                   $  (27,272)             (29,000)

Adjustments to reconcile net loss to net cash used by operating activities

Increase in other assets                                      (12,500)

Increase in current liabilities                                39,772               29,000

Net Cash Used by Operating Activities                               0                    0

NET INCREASE IN CASH & CASH EQUIVALENTS

Beginning Cash & Cash Equivalents                                   0                    0

BEGINNING CASH & CASH EQUIVALENTS                                   0                    0




Supplemental disclosure of Cash Flow Information

CASH PAID FOR INTEREST

CASH PAID FOR INCOME TAXES                                         60                    0









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

            For the Company's response to this item, please refer to the Financial Statements annexed pages F-1 to F-7 of this Form 10-QSB.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations for the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003.

      We had had no operations or revenues during the three months ended March 31, 2003 or 2004. We incurred no expenses in the three months ended March 31, 2004, compared to $20,000 in the three months ended March 31, 2003. We had a net loss in the three months ended March 31, 2003 of $20,000, compared to no net loss in the three months ended March 31, 2004.


B.    LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2004, we had no operating capital and expect to continue to rely upon advances or loans from shareholders to pay our expenses. We have no commitments from any person for advances or loans.

      We incurred no losses from operations for the three months ended March 31, 2004, but losses are expected in the future. The Company has a working capital deficit for the three months ended March 31, 2004. This raises substantial doubt about our ability to continue as a going concern. Our plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the three months ended March 31, 2004, we submitted no matters to a vote of our shareholders.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

Exhibit
Number       Description

3.1 Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to the Company's proxy statement on Schedule 14A filed with the Commission on March 5, 2003 (the "Proxy Statement"))
3.2 Agreement and Plan of Merger between Quixit, Inc., a Colorado corporation, and TOP Group Corporation (now known as TOP Group Holdings, Inc.), a Delaware corporation (incorporated by reference to the Proxy Statement)
3.3 Certificate of Incorporation of the Company (incorporated by reference to the Proxy Statement)
3.4          By-Laws of the Company (incorporated by reference to the Proxy
             Statement)
99.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)   REPORTS ON FORM 8-K

      During the three months ended March 31, 2004, we filed no reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   TOP GROUP HOLDINGS, INC.

Dated: As of May 14, 2004                          By: /s/ Lu Anli
                                                      ------------------------
                                                   Lu Anli
                                                   Secretary and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)


Dated: As of May 14, 2004                          By: /s/ Yang Hengming_
                                                      ------------------------
                                                   Yang Hengming
                                                   President
                                                   (Principal Executive Officer)

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


Dated:  May 14, 2004                            By: /s/ Lu Anli
                                                    --------------------------
                                                    Lu Anli
                                                    Secretary and Treasurer
                                                    (Principal Financial and
                                                    Accounting Officer)

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

Dated:  May 14, 2004                             By: /s/ Yang Hengming
                                                     ---------------------
                                                 Yang Hengming
                                                 President
                                                 (Principal Executive Officer)