Form 10QSB
period 2004-06-30
TOP GROUP HOLDINGS INC
filed 2004-08-13
CIK 1103640

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
  (Mark One)

     |X| Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

    |_| Transition report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

        For the transition period from _______________ to _______________

                        Commission File Number:000-32341

                            TOP Group Holdings, Inc.
       --------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                               84-1485082
--------------------------------                             ------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                17 Barstow Road, Suite 301, Great Neck, NY 11021
          ------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (516) 482-2119
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                  Quixit, Inc.
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

The number of shares outstanding of our Common Stock, $0.001 par value per share, as of June 30, 2004, was 5,000,000 shares.

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

                            TOP Group Holdings, Inc.

                              INDEX TO FORM 10-QSB

                                                                            PAGE

PART I.  Financial Information

Item 1.  Financial Statements..................................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation.............2

Item 3.  Controls and Procedures...............................................3

PART II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders...................3

Item 6.  Exhibits and Reports on Form 8-K .....................................4

SIGNATURES ....................................................................5

CERTIFICATIONS.................................................................6

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

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

Results of Operations for the Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003.

      We had had no operations or revenues during the six months ended June 30, 2003 or 2004. We incurred no expenses in the six months ended June 30, 2004, compared to $20,000 in the six months ended June 30, 2004. We had a net loss in the six months ended June 30, 2004 of $20,000, compared to no net loss in the six months ended June 30, 2004.

B. LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2004, we had no operating capital and expect to continue to rely upon advances or loans from shareholders to pay our expenses. We have no commitments from any person for advances or loans.

      We incurred no losses from operations for the six months ended June 30, 2004, but losses are expected in the future. The Company has a working capital deficit for the six months ended June 30, 2004. This raises substantial doubt about our ability to continue as a going concern. Our plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the six months ended June 30, 2004, we submitted no matters to a vote of our shareholders.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
Number        Description
-------       -----------

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

3.4           By-Laws of the Company (incorporated by reference to the Proxy
              Statement)

31            Certification

32            Certification

(b)   Reports on Form 8-K

      During the six months ended June 30, 2004, we filed no reports on Form
8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TOP Group Holdings, Inc.

Dated: As of August 13, 2004            By: /s/ Lu Anli
                                           -------------------------------------
                                           Lu Anli
                                           Secretary and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)


Dated: As of August 13, 2004            By: /s/ Yang Hengming
                                           -------------------------------------
                                           Yang Hengming
                                           President
                                           (Principal Executive Officer)

                            TOP GROUP HOLDINGS, INC.

                                 Balance Sheets

                                                             June 30, 2004     June 30, 2003
                                                             -------------     -------------
ASSETS

Current Assets, Cash                                           $       0          $       0

Total Current Assets                                           $       0          $       0

Reorganization less accumulated amortization                   $  12,500          $  12,500
                                                               ---------          ---------

Total Other Assets                                             $  12,500          $  12,500
                                                               ---------          ---------

TOTAL ASSETS                                                   $  12,500          $  12,500
                                                               =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accrued expenses                                      $   2,500          $   2,500
         Advances from shareholders                            $  68,712          $  68,712
                                                               ---------          ---------


Total Current Liabilities                                      $  71,272          $  71,272
                                                               ---------          ---------

Stockholders Equity
         Commons stock $.001 par value, 100,000,000 shares         5,000              5,000
         Authorized, 5,000,000 shares issued and outstanding

Additional Paid-in Capital                                     $  85,793          $  85,793
Accumulated Deficit                                            ($194,565)         ($194,565)
                                                               ---------          ---------


Total Stockholders' Equity                                     ($ 58,772)         ($ 58,772)
                                                               ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  12,500          $  12,500
                                                               =========          =========

The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.

                 Statement of Operation for the six months ended

                                                 June 30, 2004    June 30, 2003
                                                 -------------    -------------

REVENUE

Sales                                              $        0      $        0

Total Income                                       $        0      $        0


Cost and Expense:

Legal & Administrative                             $        0      $   21,793
SEC filing expense                                 $    3,000      $    2,919
State Franchise tax                                $        0      $       60
Amortization expense                               $        0      $    2,500
                                                   ----------      ----------

Total expenses                                     $        0      $   27,272
                                                   ----------      ----------

Net Loss from Operations                           $    3,000      $   27,272
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

                            TOP GROUP HOLDINGS, INC.

                              Stockholder's Equity
                                  June 30, 2004

                                      Common stocks         Additional                    Total
                                 ------------------------    Paid-In      Accumulated   shareholders'
                                 # Of Shares     Amount      Capital        Deficit       Equity
                                 -----------   ----------   ----------    ----------    ----------
December 31, 1997                      1,000   $       10   $   54,578                  $   54,588
Net Loss for Period                                                          (16,771)      (16,771)
                                  ----------   ----------   ----------    ----------    ----------
Balance - December 31, 1997            1,000           10       54,578       (16,771)       37,817

Issuance of stock for cash         4,999,000       49,990       31,215                      81,215
Net Loss for Year                                                            (49,399)      (49,399)
                                  ----------   ----------   ----------    ----------    ----------
Balance - December 31, 1998        5,000,000       50,000       85,793       (66,170)       69,623

Net Loss for Year                                                            (69,623)      (69,623)
                                  ----------   ----------   ----------    ----------    ----------
Balance - December 31, 1999        5,000,000       50,000       85,793      (135,793)            0

Net Loss for Year                                                             (2,500)       (2,500)
                                  ----------   ----------   ----------    ----------    ----------
Balance - December 31, 2000        5,000,000       50,000       85,793      (138,293)       (2,500)

Net Loss for Year                                                                                0
                                  ----------   ----------   ----------    ----------    ----------
Balance - December 31, 2001        5,000,000       50,000       85,793      (138,293)       (2,500)

Net Loss for Year                                                            (29,000)      (29,000)
                                  ----------   ----------   ----------    ----------    ----------
Balance - December 31, 2002        5,000,000       50,000       85,793      (167,293)      (31,500)

Net Loss for Year                                                            (27,272)      (27,272)
                                  ----------   ----------   ----------    ----------    ----------
Balance - December 31, 2003        5,000,000   $   50,000   $   85,793    $ (194,565)   $  (58,772)

Net Loss 1/1/04-3/31/04                                                            0             0
                                  ----------   ----------   ----------    ----------    ----------
Balance - June 30, 2004            5,000,000   $   50,000   $   85,793    $ (194,565)   $  (58,772)

The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.

                  Statements of Cash Flows for the years ended

                                 Indirect Method

                                                          June 30, 2004  June 30, 2003
                                                          -------------  -------------
Cash Flows from Operating Activities:

Net Loss                                                   $      0       $(27,272)

Adjustments to reconcile net loss to net cash used by operating activities

Increase in other assets                                   $      0       $(12,500)

Increase in current liabilities                            $      0       $ 39,772

Net Cash Used by Operating Activities                      $      0       $      0

Net Increase in Cash & Cash Equivalents

Beginning Cash & Cash Equivalents                          $      0       $      0

Beginning Cash & Cash Equivalents                          $      0       $      0


Supplemental disclosure of Cash Flow Information

Cash paid for Interest

Cash paid for Income Taxes                                 $      0       $     60

The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                  June 30, 2004

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

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                  June 30, 2004

Note 2 - Federal Income Taxes:

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statements or tax purposes.

At June 30, 2004, 0he Company had net operating loss carry-forwards of approximately $194,565 for federal income tax purposes. These carry-forwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not earned any revenue from operations in 2002, 2003 or 2004, and, As of June 30, 2004 current liabilities exceed current assets by $71,272. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately to achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 4 - Capital Stock Transactions:

On March 25, 1999, the Company's Board of Directors approved an amendment to the Articles of Incorporation of the Company, declaring a 1 to 10 reverse stock split of outstanding common stock at March 25, 1999. In 2001, the Board of Directors declared a 5 to 1 forward stock split. No shares of common stock were issued in 2002, 2003 or 2004.

All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to reflect the stock splits.

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                 June 30, 2004

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