Form 10QSB
period 2004-09-30
TOP GROUP HOLDINGS INC
filed 2004-10-20
CIK 1103640

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     |X| Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2004

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


                1398 Monterey Pass Road, Monterey Park, CA 91754
          (Address of Principal Executive Offices, Including Zip Code)

                                 (323) 261-1888
                (Issuer's Telephone Number, Including Area Code)

                                  QUIXIT, INC.
                17 BARSTOW ROAD, SUITE 301, GREAT NECK, NY 11021
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

   The number of shares outstanding of our Common Stock, $0.001 par value per share, as of September 30, 2004, was 5,000,000 shares.

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

Ninety-five percent of the capital stock of TOP Group New York is held by Song Ruhua. Mr. Song is the founder and Chairman of TOP Group China, a privately owned, China-based hi-tech conglomerate specializing in computer software, computer hardware, LED display systems, network technology, applied electronics, communications technology and IT education. However, Starting in 2004, Mr. Song has been relinquishing his responsibilities as the Chairman of the Board, and now is no longer involved with day-to-day operation of TOP Group China. Furthermore, Chengdu TOP Sci-tech Co. Ltd.(stock code 8135), owned indirectly by TOP Group China , was de-listed from the Growth Enterprise Market of the Hong Kong Stock Exchange in the second quarter of 2004.

Prior to the Change in Control, our purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Exchange Act. Since the Change in Control, we have no longer pursued this objective. Rather, we anticipate that we will operate as a development stage company without a concentration in any specific industry. However, there can be no assurances at this time that our anticipated future objectives will be pursued or achieved.

Since the Change in control, we had shared office space with TOP Group New York at 17 Barstow Road, Suite 301, Great Neck, New York, 11021 until the third quarter of 2004 when TOP Group New York moved its office to 1398 Monterey Pass Road, Monterey Park, California, 91754, which becomes the Company's present mailing address. At this time, we have no agreements to acquire any properties.

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

A. PLAN OF OPERATIONS

We presently anticipate that we will operate as a development stage company without a concentration in any specific industry. However, there can be no assurances at this time that the Company's anticipated future objectives will be pursued or achieved.

Results of Operations for the Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003.

We had had no operations or revenues during the nine months ended September 30, 2003 or 2004. We incurred $12,898 in expenses in the nine months ended September 30, 2004, compared to $20,000 in the nine months ended September 30, 2003. We had a net loss in the nine months ended September 30, 2004 of $12,898, compared to $20,000 net loss in the nine months ended September 30, 2003.

B. LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had no operating capital and expect to continue to rely upon advances or loans from shareholders to pay our expenses. We have no commitments from any person for advances or loans.

We incurred a loss of $12,898 from operations for the nine months ended September 30, 2004, and losses are expected in the future as well. The Company has a working capital deficit for the nine months ended September 30, 2004. This raises substantial doubt about our ability to continue as a going concern. Our plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the nine months ended September 30, 2004, we submitted no matters to a vote of our shareholders.

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

3.4           By-Laws of the Company (incorporated by reference to the Proxy
              Statement)

31            Certification

32            Certification

(b)   Reports on Form 8-K

During the nine months ended September 30, 2004, we filed no reports on Form
8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            TOP GROUP HOLDINGS, INC.


Dated: As of October 20, 2004            By: /s/ Lu Anli
                                           -------------------------------------
                                           Lu Anli
                                           Secretary and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)


Dated: As of October 20, 2004            By: /s/ Yang Hengming
                                           -------------------------------------
                                           Yang Hengming
                                           President
                                           (Principal Executive Officer)

                            TOP GROUP HOLDINGS, INC.

                                 BALANCE SHEETS

                                                                Sept 30, 2004     Sept 30, 2003
                                                                -------------     -------------
ASSETS

Current Assets, Cash                                              $       0       $       0

Total Current Assets                                              $       0       $       0

Reorganization less accumulated amortization                      $  10,625       $       0
                                                                  ---------       ---------

Total Other Assets                                                $  10,625       $       0
                                                                  ---------       ---------

TOTAL ASSETS                                                      $  10,625       $       0
                                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accrued expenses                                         $   3,023       $       0
         Advances from shareholders                               $  79,272       $  51,500
                                                                  ---------       ---------

Total Current Liabilities                                         $  82,295       $  51,500
                                                                  ---------       ---------

Stockholders Equity
         Commons stock $.001 par value, 100,000,000 shares           50,000          50,000
         Authorized, 5,000,000 shares issued and outstanding

Additional Paid-in Capital                                        $  85,793       $  85,793
Accumulated Deficit                                               ($207,463)      ($187,293)
                                                                  ---------       ---------

Total Stockholders' Equity                                        ($ 71,670)      ($ 51,500)
                                                                  ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  10,625       $       0
                                                                  =========       =========


The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.

Statement of Operation for the nine months ended

                                                 Sept 30, 2004    Sept 30, 2003
                                                 -------------    -------------
REVENUE

Sales                                              $        0      $        0

Total Income                                       $        0      $        0

Cost and Expense:

Legal & Administrative                             $   10,000      $   20,000
SEC filing expense                                 $    1,023      $        0
State Franchise tax                                $        0      $        0
Amortization expense                               $    1,875      $        0
                                                   ----------      ----------

Total expenses                                     $   12,898      $   20,000
                                                   ----------      ----------

Net Loss from Operations                           $   12,898      $   20,000
                                                   ==========      ==========

Per Share information
Weighted Average number of
Common Shares Outstanding                           5,000,000       5,000,000
                                                   ----------      ----------

Net Loss per Common share                          $        *               *
                                                   ==========      ==========


* Less than $0.01

The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.

                              Stockholder's Equity
                               September 30, 2004

                                      Common stocks         Additional                    Total
                                 ------------------------    Paid-In      Accumulated   shareholders'
                                 # Of Shares     Amount      Capital        Deficit       Equity
                                 -----------   ----------   ----------    ----------    ----------
December 31, 1997                      1,000   $       10   $   54,578                  $   54,588
Net Loss for Period                                                          (16,771)      (16,771)
                                  ----------   ----------   ----------    ----------    ----------
Balance - December 31, 1997            1,000           10       54,578       (16,771)       37,817

Issuance of stock for cash         4,999,000       49,990       31,215                      81,215
Net Loss for Year                                                            (49,399)      (49,399)
                                  ----------   ----------   ----------    ----------    ----------
Balance - December 31, 1998        5,000,000       50,000       85,793       (66,170)       69,623

Net Loss for Year                                                            (69,623)      (69,623)
                                  ----------   ----------   ----------    ----------    ----------
Balance - December 31, 1999        5,000,000       50,000       85,793      (135,793)            0

Net Loss for Year                                                             (2,500)       (2,500)
                                  ----------   ----------   ----------    ----------    ----------
Balance - December 31, 2000        5,000,000       50,000       85,793      (138,293)       (2,500)

Net Loss for Year                                                                                0
                                  ----------   ----------   ----------    ----------    ----------
Balance - December 31, 2001        5,000,000       50,000       85,793      (138,293)       (2,500)

Net Loss for Year                                                            (29,000)      (29,000)
                                  ----------   ----------   ----------    ----------    ----------
Balance - December 31, 2002        5,000,000       50,000       85,793      (167,293)      (31,500)

Net Loss for Year                                                            (27,272)      (27,272)
                                  ----------   ----------   ----------    ----------    ----------
Balance - December 31, 2003        5,000,000   $   50,000   $   85,793    $ (194,565)   $  (58,772)

Net Loss 1/1/04-9/30/04                                                      (12,898)      (12,898)
                                  ----------   ----------   ----------    ----------    ----------
Balance - September 30, 2004       5,000,000   $   50,000   $   85,793    $ (207,463)   $  (71,670)


The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.

               STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                                 INDIRECT METHOD

                                                     Sept 30, 2004  Sept 30, 2003
                                                     -------------  -------------
Cash Flows from Operating Activities:

Net Loss                                                $(12,898)      $(20,000)

Adjustments to reconcile net loss to net cash used by operating activities

Decrease in other assets                                $  1,875       $      0

Increase in current liabilities                         $ 11,023       $ 20,000

Net Cash Used by Operating Activities                   $      0       $      0

Net Increase in Cash & Cash Equivalents

Beginning Cash & Cash Equivalents                       $      0       $      0

Beginning Cash & Cash Equivalents                       $      0       $      0


Supplemental disclosure of Cash Flow Information

Cash paid for Interest

Cash paid for Income Taxes                              $      0       $      0


The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION:

The Company was incorporated on May 15, 1997, under the laws of the state of Colorado. On January 16, 2003, TOP Group Corporation, a New York corporation ("TOP Group New York"), purchased 4,400,000 shares of the Company's common stock, which represents 88% of the Company's outstanding capital stock. Immediately prior to the change in control, the Company's purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended. Since the change in control, the Company has begun to investigate opportunities, first in the computer software industry, now in any industries. Essentially all expenditures and expenses incurred in the first and second quarters of 2003 were attributable to the investigation of such opportunities. In March 2003, the Company changed its state of incorporation from Colorado to Delaware, and changed its name from Quixit, Inc. to TOP Group Holdings, Inc. The Company's fiscal year end is December 31.

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

                               September 30, 2004


NOTE 2 - FEDERAL INCOME TAXES:

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statements or tax purposes.

At September 2004, 0he Company had net operating loss carry-forwards of approximately $207,463 for federal income tax purposes. These carry-forwards if not utilized to offset taxable income will begin to expire in 2010.

NOTE 3 - GOING CONCERN

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not earned any revenue from operations in 2002, 2003 or 2004, and, As of Sept 30, 2004 current liabilities exceed current assets by $82,295. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately to achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

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

                               September 30, 2004

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