Form 10KSB/A
period 2003-12-31
TOP GROUP HOLDINGS INC
filed 2005-01-05
CIK 1103640

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB

(Mark one):

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended December 31, 2003.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-32341

                            TOP GROUP HOLDINGS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in our charter)

              Delaware                                84-1485082
              --------                                ----------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

          1398 Monterey Pass Road,
            Monterey Park, CA                            91754
   ---------------------------------------             ----------
   (Address of principal executive office)             (Zip Code)

                     Issuer's telephone number (323) 261-1888


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

PART II

      Item 5.   Market for Common Equity and Related Stockholder Matters..........................................3
      Item 6.   Management's Discussion and Analysis or Plan of Operation.........................................4
      Item 7.   Financial Statements..............................................................................5
      Item 8.   Disagreements With Accountants on Accounting and Financial Disclosure.............................5
      Item 8A.  Controls and Procedures

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

Item  8.  No   Disagreements   With  Accountants  on  Accounting  and  Financial
Disclosure.

      There has been no disagreement between the management and the accountants regarding the application of accounting principles to any specific completed or contemplated transaction, or as to policies as to accounting.

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

                                     TOP Group Holdings, Inc.

Dated: January 4, 2005               By: /s/ Lu Anli
                                         ------------------------------------
                                         Lu Anli
                                         Secretary and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)


Dated: January 4, 2005               By: /s/ Yang Hengming
                                         ------------------------------------
                                         Yang Hengming
                                         President
                                         (Principal Executive Officer)

                           Michael Johnson & Co., LLC

                          Certified Public Accountants

                        9175 East Kenyon Ave., Suite 160
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                              Telephone: (303) 796-0098
Member: A.I.C.P.A.                                           Fax: (303) 796-0137
Colorado Society of C.P.A.s


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Top Group Holdings, Inc.
Great Neck, NY  11021


We have audited the accompanying balance sheets of Top Group Holdings, Inc., as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States and standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Top Group Holdings, Inc., as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. The Company lost $192,065 from operations through December 31, 2003. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Denver, Colorado
January 3, 2005

                            TOP GROUP HOLDINGS, INC.
                                 Balance Sheets
                                  December 31,

                                                                  2003          2002
                                                               ---------     ---------

ASSETS;
   Current Assets:
      Cash                                                     $      --     $      --
                                                               ---------     ---------

Total Current Assets                                                  --            --
                                                               ---------     ---------

TOTAL ASSETS                                                   $      --     $      --
                                                               =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Accounts payable and accrued expenses                 $      --     $  29,000
         Advances from stockholders                               56,272         2,500
                                                               ---------     ---------

Total Current Liabilities                                         56,272        31,500
                                                               ---------     ---------

 Stockholders Equity
    Common stock, $.01 par value, 5,000,000 shares                50,000        50,000
        authorized, 5,000,000 shares issued and outstanding
    Additional Paid-In Capital                                    85,793        85,793
    Accumulated Deficit                                         (192,065)     (167,293)
                                                               ---------     ---------

Total Stockholders' Equity                                       (56,272)      (31,500)
                                                               ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $      --     $      --
                                                               =========     =========

   The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.
                            Statements of Operations
                         For the Year Ended December 31,


                                                 2003            2002
                                             -----------     -----------

Revenue:
    Sales                                    $        --     $        --
                                             -----------     -----------

Total Income                                          --              --
                                             -----------     -----------

Costs and Expenses:
     Legal & Accounting                           21,793          29,000
     SEC filing expense                            2,919              --
     State Franchise tax                              60              --
                                             -----------     -----------

Total Expenses                                    24,772          29,000
                                             -----------     -----------

Net Loss From Operations                     $   (24,772)    $   (29,000)
                                             -----------     -----------

Per Share Information:
     Weighted average number
     of common shares outstanding              5,000,000       5,000,000
                                             -----------     -----------

Net Loss per common share                         *               *
                                             ===========     ===========

* Less than $.01

   The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.
                              Stockholders' Equity
                                December 31, 2003


                                        COMMON STOCKS
                                  -------------------------     Additional                        Total
                                                                  Paid-In        Accumulated   Stockholders'
                                  # of Shares      Amount         Capital          Deficit        Equity
                                  -----------    ----------     ------------   --------------  -------------
December 31, 1997                     1,000      $      10      $  54,578      $      --        $  54,588

Net Loss for Period                      --             --             --        (16,771)         (16,771)
                                  ---------      ---------      ---------      ---------        ---------
Balance - December 31, 1997           1,000             10         54,578        (16,771)          37,817
                                  ---------      ---------      ---------      ---------        ---------

Issuance of stock for cash        4,999,000         49,990         31,215             --           81,205

Net Loss for Year                        --             --             --        (49,399)         (49,399)
                                  ---------      ---------      ---------      ---------        ---------

Balance -  December 31, 1998      5,000,000         50,000         85,793        (66,170)          69,623
                                  ---------      ---------      ---------      ---------        ---------

Net Loss for Year                        --             --             --        (69,623)         (69,623)
                                  ---------      ---------      ---------      ---------        ---------

Balance -  December 31, 1999      5,000,000         50,000         85,793       (135,793)              --
                                  ---------      ---------      ---------      ---------        ---------

Net Loss for Year                        --             --             --         (2,500)          (2,500)
                                  ---------      ---------      ---------      ---------        ---------

Balance -  December 31, 2000      5,000,000         50,000         85,793       (138,293)          (2,500)
                                  ---------      ---------      ---------      ---------        ---------

Net Loss for Year                        --             --             --             --               --
                                  ---------      ---------      ---------      ---------        ---------

Balance -  December 31, 2001      5,000,000         50,000         85,793       (138,293)          (2,500)

Net Loss for Year                        --             --             --        (29,000)         (29,000)
                                  ---------      ---------      ---------      ---------        ---------

Balance -  December 31, 2002      5,000,000         50,000         85,793       (167,293)         (31,500)
                                  ---------      ---------      ---------      ---------        ---------

Net Loss for Year                        --             --             --        (24,772)         (24,772)
                                  ---------      ---------      ---------      ---------        ---------

Balance -  December 31, 2003      5,000,000      $  50,000      $  85,793      $(192,065)       $ (56,272)
                                  =========      =========      =========      =========        =========

   The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.
                            Statements of Cash Flow
                        For the Year Ended December 31,


                                Indirect Method


                                                                 2003             2002
                                                               --------         --------
Cash Flows from Operating Activities:

     Net Loss                                                  $(24,772)        $(29,000)
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Increase (Decrease) in current liabilities                 (29,000)          29,000
                                                               --------         --------

Net Cash Used by Operating Activities                           (53,772)              --
                                                               --------         --------

Cash Flows from Investing Activities:

     Proceeds from Stockholders                                  53,772               --
                                                               --------         --------

Net Cash from Investing Activities                               53,772               --
                                                               --------         --------

Net Increase in Cash & Cash Equivalents                              --               --

Beginning Cash & Cash Equivalents                                    --               --
                                                               --------         --------

Ending Cash & Cash Equivalents                                 $     --         $     --
                                                               ========         ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                    $     --         $     --
                                                               ========         ========
     Cash paid for Income Taxes                                $     60         $     --
                                                               ========         ========

   The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                December 31, 2003


Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

The Company was incorporated on May 15, 1997, under the laws of the state of Colorado. On January 16, 2003, TOP Group Corporation, a New York corporation ("TOP Group New York"), purchased 4,400,000 shares of the Company's common stock, which represents 88% if the Company's outstanding capital stock. Immediately prior to the change in control, the Company's purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended. Since the change in control, the Company has begun to investigate opportunities in the computer software industry. Essentially all expenditures and expenses incurred in the first and second quarters of 2003 were attributable to the investigation of such opportunities. In March 2003, the Company changed its state of incorporation from Colorado to Delaware, and changed its name from Quixit, Inc. to TOP Group Holdings, Inc. The Company's fiscal year end is December 31.

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

Deferred tax assets
         Net operating loss carryforwards                      $ 192,065
         Valuation allowance                                    (192,065)
                                                               ----------
         Net deferred tax assets                               $       0
                                                               ==========

At December 31, 2003, the Company had net operating loss carryforwards of approximately $192,065 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not earned any revenue from operations in 2003, and as of December 2003 current liabilities exceed current assets by $56,272. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately to achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 4 - Capital Stock Transactions:

On March 25, 1999, the Company's Board of Directors approved an amendment to the Articles of Incorporation of the Company, designating a par value of $.01 per common share and declaring a 1 to 10 reverse stock split of outstanding common stock at March 25, 1999. In 2001 the Board of Directors declared a 5 to 1 forward stock split. No shares of common stocks were issued in 2003.

All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to reflect the stock splits.

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                December 31, 2003



Note 5 - Segment Information

TOP Group Holdings, Inc. operates primarily in a single operating segment, the investigation of computer software opportunities.