Form 10KSB
period 2004-12-31
TOP GROUP HOLDINGS INC
filed 2005-03-15
CIK 1103640

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark one):

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                  For the fiscal year ended December 31, 2004.

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                          Commission File No. 000-32341

                            TOP GROUP HOLDINGS, INC.

                 (Name of small business issuer in our charter)



            Delaware                                84-1485082
            --------                                ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

        TOP Group Holdings, Inc.

      1398 Monterey Pass Road
           Monterey Park, CA                          91754
(Address of principal executive office)             (Zip Code)



                     Issuer's telephone number 323-261-1888

         Securities registered under Section 12(b) of the Exchange Act:

          Title of each Class Name of each exchange on which registered

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                                (Title of Class)

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

Aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $500,000 as of March 10, 2005.

Shares of Common Stock outstanding as of December 31, 2004: 5,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Transitional Small Business Disclosure Format (check one): Yes [X]; No [ ]

                                                         TABLE OF CONTENTS




                                                                            Page
                                                                            ----
PART I
      Item 1.   Description of Business........................................1
      Item 2.   Description of Property........................................2
      Item 3.   Legal Proceedings..............................................3
      Item 4.   Submission of Matters to a Vote of Security Holders............3

PART II

      Item 5.   Market for Common Equity and Related Stockholder
                Matters........................................................3
      Item 6.   Management's Discussion and Analysis or Plan of
                Operation......................................................4
      Item 7.   Financial Statements...........................................5
      Item 8.   Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure............................5
      Item 8A.  Controls and Procedures

PART III

      Item 9.   Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange
                Act............................................................6
      Item 10.  Executive Compensation.........................................7
      Item 11.  Security Ownership of Certain Beneficial Owners and
                Management.....................................................7
      Item 12.  Certain Relationships and Related Transactions.................8
      Item 13.  Exhibits and Reports on Form 8-K...............................8

This Annual Report on Form 10-KSB contains statements which constitute forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of TOP Group Holdings, Inc. (referred to in this report as the "Company" ,"we", "us" and "our") with respect to (i) our financing plans, (ii) trends affecting our financial condition or results of operations and (iii) the impact of competition. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under "Risk Factors," "Management's Discussion and Analysis or Plan of Operations" and "Description of Business," identifies important factors that could cause or contribute to such differences. See "Description of Business-Risk Factors." All forward looking statements should be read with caution.

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

Ninety-five percent of the capital stock of TOP Group New York is held by Song Ruhua. Mr. Song is the founder of TOP Group China, a privately owned, China-based hi-tech conglomerate specializing in computer software, computer hardware, LED display systems, network technology, applied electronics, communications technology and IT education. Starting in 2004, Mr. Song has been relinquishing his responsibilities as the Chairman of the Board of TOP Group China, and now is no longer involved with its day-to-day operations. Further, Chengdu TOP Sci-tech Co. Ltd.(stock code 8135), owned indirectly by TOP Group China , was de-listed from the Growth Enterprise Market of the Hong Kong Stock Exchange in the second quarter of 2004.

At a special meeting on March 24, 2003, our stockholders approved a change in our state of incorporation from Colorado to Delaware. Later in March, our stockholders approved a change in our name from Quixit, Inc. to TOP Group Holdings, Inc.

Description of Business

Prior to the Change in Control, our purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Since the Change in Control, we have no longer pursued this objective. Rather, we anticipate that we will operate as a development stage company in an industry to be determined by the Board. However, there can be no assurances at this time that our anticipated future objectives will be pursued or achieved.

Competition

In the event we pursue the objective of concentrating in a specific industry, there will be significant competition from both development-stage and more established companies. Because our business plans are preliminary, however, we believe that an assessment of specific types of competition is premature at this time. Nonetheless, we will consider our competitive advantages and disadvantages in any business plan we proffer in the future.

Employees

We presently have no full-time employees. The Company's officers have agreed to allocate a portion of their time to the activities of the Company, without compensation at this time.

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

Item 2. Description of Property.

From the Change in Control until the third quarter of 2004, we had shared office space with TOP Group New York at 17 Barstow Road, Suite 301, Great Neck, New York, 11021. In the third quarter of 2004, TOP Group New York moved its office to 1398 Monterey Pass Road, Monterey Park, California, 91754, which is now also our mailing address. At this time, we have no agreements to acquire any properties.

We believe that this office-sharing arrangement with TOP Group New York will meet our needs at this time.

Item 3. Legal Proceedings.

The Company is not a party to any legal proceedings at this time, nor do we believe that any such proceedings are contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.

      On January 21, 2005, by written consent, our stockholders elected Song Ruhua, Fang Ye and Zhou Tao to serve as our directors, who then proceeded to elect Song Ruhua as President and Principal Executive Officer, Zhou Zongzheng as Treasurer and Principal Financial & Accounting Officer, and Wu Hai as Secretary. At that time, the stockholders also adopted and approved a restatement to the Company's Certificate of Incorporation to, among other things, reflect prior amendments and re-appointed the Company's independent public accountant.

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



Year Ended December 31, 2004

                                        High Bid        Low Bid
                                        --------        -------
         1st quarter.......              .65             .10
         2nd quarter.......              .10             .10
         3rd quarter.......              .15             .10
         4th quarter.......              .10             .10

Year Ended December 31, 2003

                                        High Bid        Low Bid
                                        --------        -------

         1st quarter.......              .60             .10
         2nd quarter.......              .10             .10
         3rd quarter.......              .55             .10
         4th quarter.......              .10             .05

Year Ended December 31, 2002:

                                        High Bid        Low Bid
         1st quarter.......               *               *
         2nd quarter.......               *               *
         3rd quarter.......               *               *
         4th quarter.......              .05              0

* No Quotes (Not trading)


The above quotations are inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future. (b) As of December 31, 2004, there were approximately 60 holders of record of our common stock.

(c) We have neither declared nor paid any cash dividends on our common stock, and we do not anticipate that any such dividend will be declared or paid in the foreseeable future.

Holders

There are approximately 60 record holders of our common stock. An aggregate of 4,400,000 shares of the issued and outstanding shares of our common stock are "restricted" securities.

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

Ninety-five percent of the capital stock of TOP Group New York is held by Song Ruhua. Mr. Song is the founder of TOP Group China, a privately owned, China-based hi-tech conglomerate specializing in computer software, computer hardware, LED display systems, network technology, applied electronics, communications technology and IT education. Starting in 2004, Mr. Song has been relinquishing his responsibilities as the Chairman of the Board of TOP Group China, and now is no longer involved with its day-to-day operations. Further, Chengdu TOP Sci-tech Co. Ltd.(stock code 8135), owned indirectly by TOP Group China, was de-listed from the Growth Enterprise Market of the Hong Kong Stock Exchange in the second quarter of 2004.

Prior to the Change in Control, our purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Since the Change in Control, we have no longer pursued this objective. Rather, we anticipate that we will operate as a development stage company in an industry to be determined by the Board. However, there can be no assurances at this time that our anticipated future objectives will be pursued or achieved.

At the special meeting in March of 2003, our stockholders approved a change in our state of incorporation from Colorado to Delaware. Later in March, our stockholders approved a change in our name from Quixit, Inc. to TOP Group Holdings, Inc.

On January 21, 2005, by written consent, our stockholders elected Song Ruhua, Fang Ye and Zhou Tao to serve as our directors, who then proceeded to elect Song Ruhua as President and Principal Executive Officer, Zhou Zongzheng as Treasurer and Principal Financial & Accounting Officer, and Wu Hai as Secretary.

A. PLAN OF OPERATIONS

We presently anticipate that we will operate as a development stage company in an industry to be determined by the Board. However, there can be no assurances at this time that the Company's anticipated future objectives will be pursued or achieved.

Results of Operations for the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003.

We had had no operations or revenues during the year ended December 31, 2004 or 2003. We incurred expenses of $27,272 in the year ended December 31, 2003 and expenses of $26,516 in the year ended December 31, 2004. These expenses are mainly professional fees associated with the filing requirements with SEC and Delaware State. We had a net loss in the year ended December 31, 2004 of $26,516 and net loss of $27,272 in the year ended December 31, 2003.

The losses incurred in the year ended December 31, 2004 should be expected to continue until our long-range business plan is adopted and implemented.

B. LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had no operating capital and rely upon advances or loans from shareholders to pay our expenses. We have no commitments from any person for advances or loans.

We have incurred losses from operations for the year ended December 31, 2004, and such losses are expected to continue. The Company lost $ 218,581 from operations through December 31, 2004. In addition, the Company has a working capital deficit for the year ended December 31, 2004. These losses raise substantial doubt about our ability to continue as a going concern. Our plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7. Financial Statements.

The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Consolidated Financial Statements," following Part III of this Annual Report on Form 10-KSB.

Item 8. Disagreements With Accountants on Accounting and Financial Disclosure.

Prior to the Change in control, the Company had engaged Michael Johnson & Co., Denver, Colorado, as its principal independent accountant to audit the Company's financial statements. After the Change in Control, we switched to Joseph Mao, CPA, of Flushing, NY to audit the Company's 2003 financial statements. When we discovered the new requirements of the Public Company Accounting Oversight Board (the "PCAOB"), we immediately went back to Michael Johnson & Co. for a new auditor's report for our 2003 financial statements. There has been no disagreement between the accountant and the Company regarding the application of accounting principles to any specific completed or contemplated transaction, or as to accounting policies.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.



Name                Age      Position
----                ---      --------
Song Ru-Hua          43      Chairman of the Board of Directors,
                             President and Principal Executive
                             Officer

Zhou Zong-Zheng      60      Treasurer and  Principal Financial &
                             Accounting Officer

Wu Hai               27      Secretary

Fang Ye              46      Independent Director

Zhou Tao             33      Independent Director



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

BIOGRAPHICAL INFORMATION

SONG RU-HUA, age 43, serves as Chairman of the Board of the Company. He is also the founder of TOP Group, a Chinese conglomerate engaged in high tech software, hardware, education and related business. After graduating from the University of Electronic Science and Technology of China in 1983, Mr. Song accepted a position teaching physics there, and published more than one hundred papers. In February of 1992, Mr. Song and two other teachers established TOP Group, and, in ten years, have taken it from a small private company with fewer than twenty employees to a large-scale hi-tech enterprise. Mr. Song has received his many honors, including being named one of the "Ten Men of the Moment" in China's IT industry and one of the "Most Prominent Young People in China's Software Industry" in 2000, and one of China's 100 Richest Business People by Forbes in 2000, 2001, and 2002.

FANG YE, age 46, serves as an independent member of the Board of Directors. Since 2000, Mr. Fang has been Vice President of Healthcare Industrial Corp. in Chengdu, China. From 1983 to 2000, he was Deputy Director of Nanjing Fiberglass Research & Design Institute in Nanjing, China. Mr. Fang received his Bachelor of Science in 1983 from Jilin University in China.

ZHOU TAO, age 33, serves as an independent member of the Board of Directors. Since 2001, Mr. Zhou has served as an Assistant President of Healthcare Industrial Corp in Chengdu, China. From 1983 to 2000, he served as Senior Vice President of TOP Group's operations in Chengdu. Mr. Zhou received a Bachelor of Engineering in 1993 from the University of Electronic Science & Technology of China.

ZHOU ZONG-ZHENG, age 60, serves as Treasurer and Principal Financial & Accounting Officer. Mr. Zhou has served as a Manager of Sooyoo Inc., a Los Angeles-based China import company, since 2003. From 1996 to 2003, he was a Manager of Xihu Trading Inc. of California. Mr. Zhou received a Bachelor of Engineering in 1968 from Beijing University in China.

WU HAI, age 27, serves as Secretary. Mr. Wu is presently studying for an MBA degree at the University of Southern California. In 2003, he was a consultant in Beijing, China for IBM Corp., and from 2000 to 2003, he was a consultant in Beijing for Unisys Corp. Mr. Wu received a Bachelor of Engineering in 2000 from Shanghai Jiao-Tong University in China.

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
officers as a group (1 person)*

* The shares of capital stock of TOP Group Corporation, a New York corporation, are owned 95% by Song Ru-hua (Chairman of the Board and President of the Company). Each principal shareholder has sole investment power and sole voting power over the shares.

Item 12. Certain Relationships and Related Transactions.

There were no related party transactions during year 2004.

Item 13. Exhibits and Reports on Form 8-K.



(a)   Exhibits

Exhibit
Number      Description

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the information statement on Schedule 14C filed with the Commission on March 15, 2005).

3.2 By-Laws of the Company (incorporated by reference to the Company's proxy statement on Schedule 14A filed with the Commission on March 5, 2003).

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      During the year ended December 31, 2004, we filed no reports on Form 8-K. On January 24, 2005, we filed a report on Form 8-K to disclose changes in directors and principal officers. Please refer to Item 4 of Part I, "Submission of Matters to a vote of Security of Holders".

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TOP Group Holdings, Inc.





Dated: As of March 15, 2005          By: /s/ Zhou Zong-Zheng
                                         ------------------------------------
                                          Zhou Zong-Zheng
                                          Treasurer
                                          (Principal Financial and Accounting
                                          Officer)


Dated: As of March 15, 2005          By: /s/ Song Ru-Hua
                                         ------------------------------------
                                         Song Ru-Hua
                                         President
                                        (Principal Executive Officer)

                            TOP GROUP HOLDINGS, INC.

                              FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Top Group Holdings, Inc.
Monterey Park, CA  91754


We have audited the accompanying balance sheets of Top Group Holdings, Inc., as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits "in accordance with standards of the Public Company Accounting Oversight Board (United States)" as outlined in PCAOB Auditing Standard No. 1. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Top Group Holdings, Inc., as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. The Company lost $218,581 from operations through December 31, 2004. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Denver, Colorado
February 22, 2005

                            TOP GROUP HOLDINGS, INC.
                                 Balance Sheets
                                  December 31,


                                                          2004                2003
                                                     ------------         -----------
ASSETS;

  Current Assets:
    Cash                                             $        --          $       --
                                                     ------------         -----------

Total Current Assets                                          --                  --
                                                     ------------         -----------

TOTAL ASSETS                                         $        --          $       --
                                                     ============         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable and accrued expenses            $     2,260          $       --
    Advances from stockholders                            80,528              56,272
                                                     ------------         -----------

Total Current Liabilities                                 82,788              56,272
                                                     ------------         -----------

Stockholders Equity
  Common stock, $.01 par value, 5,000,000 shares          50,000              50,000
    authorized, 5,000,000 shares issued and
    outstanding
  Additional Paid-In Capital                              85,793              85,793
  Accumulated Deficit                                   (218,581)           (192,065)
                                                     ------------         -----------

Total Stockholders' Equity                               (82,788)            (56,272)
                                                     ------------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $        --          $       --
                                                     ============         ===========


   The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.
                            Statements of Operations
                        For the Year Ended December 31,



                                                   2004              2003
                                               -----------       ------------
Revenue:
    Sales                                      $       --        $        --
                                               -----------       ------------

Total Income                                           --                 --
                                               -----------       ------------

Costs and Expenses:
     Legal & Accounting                            25,000             21,793
     SEC filing expense                             1,256              2,919
     Transfer Agent Fees                              200                 --
     State Franchise tax                               60                 60
                                               -----------       ------------

Total Expenses                                     26,516             24,772
                                               -----------       ------------

Net Loss From Operations                       $  (26,516)         $ (24,772)
                                               -----------       ------------

Per Share Information:
     Weighted average number
     of common shares outstanding               5,000,000          5,000,000
                                               -----------       ------------

Net Loss per common share                           *                  *
                                               ===========       ============

* Less than $.01


   The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.
                              Stockholders' Equity
                               December 31, 2004


                                             COMMON STOCKS
                                      ----------------------------        Additional                            Total
                                                                          Paid-In        Accumulated         Stockholders'
                                      # of Shares        Amount           Capital          Deficit              Equity
                                      -----------        ------         ------------     -----------         -------------
December 31, 1997                           1,000       $      10         $  54,578      $       --           $  54,588

Net Loss for Period                             -              --                --         (16,771)             (16,771)
                                      -----------      ----------       ------------     ----------           ----------

Balance - December 31, 1997                 1,000              10            54,578         (16,771)              37,817
                                      -----------      -----------      ------------     -----------          ----------

Issuance of stock for cash              4,999,000          49,990            31,215              --               81,205

Net Loss for Year                              --              --                --         (49,399)             (49,399)
                                      -----------      ----------      ------------      ----------           ----------

Balance -  December 31, 1998            5,000,000          50,000            85,793         (66,170)              69,623
                                      -----------      ----------      ------------      ----------           ----------

Net Loss for Year                              --              --                --         (69,623)             (69,623)
                                      -----------      ----------      ------------      ----------           ----------

Balance -  December 31, 1999            5,000,000          50,000            85,793        (135,793)                  --
                                      -----------      ----------      ------------      ----------           ----------

Net Loss for Year                              --              --                --          (2,500)              (2,500)
                                      -----------      ----------      ------------      ----------           ----------

Balance -  December 31, 2000            5,000,000          50,000            85,793        (138,293)              (2,500)

Net Loss for Year                              --              --                --              --                   --
                                      -----------      ----------      ------------      ----------           ----------

Balance -  December 31, 2001            5,000,000          50,000            85,793        (138,293)              (2,500)

Net Loss for Year                              --              --                --         (29,000)             (29,000)
                                      -----------      ----------      ------------      ----------           ----------

Balance -  December 31, 2002            5,000,000          50,000            85,793        (167,293)             (31,500)
                                      -----------      ----------      ------------      ----------           ----------

Net Loss for Year                              --              --                --         (24,772)             (24,772)
                                      -----------      ----------      ------------      ----------           ----------

Balance -  December 31, 2003            5,000,000          50,000            85,793        (192,065)             (56,272)
                                      -----------      ----------      ------------      ----------           ----------

Net Loss for Year                              --              --                --         (26,516)             (26,516)
                                      -----------      ----------      ------------      ----------           ----------

Balance -  December 31, 2004            5,000,000       $  50,000         $  85,793      $ (218,581)          $  (82,788)
                                      ===========      ==========      ============      ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.
                             Statements of Cash Flow
                         For the Year Ended December 31,

                                Indirect Method


                                                                        2004                   2003
                                                                    -------------          -------------
Cash Flows from Operating Activities:

     Net Loss                                                       $    (26,516)          $    (24,772)
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Increase (Decrease) in current liabilities                            2,260                (29,000)
                                                                    -------------          -------------

Net Cash Used by Operating Activities                                    (24,256)               (53,772)
                                                                    -------------          -------------

Cash Flows from Investing Activities:

     Proceeds from Stockholders                                           24,256                 53,772
                                                                    -------------          -------------

Net Cash from Investing Activities                                        24,256                 53,772
                                                                    -------------          -------------

Net Increase in Cash & Cash Equivalents                                       --                     --

Beginning Cash & Cash Equivalents                                             --                     --
                                                                    -------------          -------------

Ending Cash & Cash Equivalents                                      $         --           $         --
                                                                    =============          =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                         $         --           $         --
                                                                    =============          =============
     Cash paid for Income Taxes                                     $         60           $         60
                                                                    =============          =============


    The accompanying notes are an integral part of the financial statements.

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                December 31, 2004


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

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                December 31, 2004



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

Deferred tax assets
         Net operating loss carryforwards                    $  218,581
         Valuation allowance                                   (218,581)
                                                             ----------
         Net deferred tax assets                             $        0
                                                             ==========

At December 31, 2004, the Company had net operating loss carryforwards of approximately $218,581 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not earned any revenue from operations in 2004, and as of December 2004 current liabilities exceed current assets by $82,788. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately to achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 4 - Capital Stock Transactions:

On March 25, 1999, the Company's Board of Directors approved an amendment to the Articles of Incorporation of the Company, designating a par value of $.01 per common share and declaring a 1 to 10 reverse stock split of outstanding common stock at March 25, 1999. In 2001 the Board of Directors declared a 5 to 1 forward stock split. No shares of common stocks were issued in 2004.

All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to reflect the stock splits.

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                December 31, 2004



Note 5 - Segment Information

TOP Group Holdings, Inc. operates primarily in a single operating segment, the investigation of computer software opportunities.