Form 10KSB/A
period 2004-12-31
TOP GROUP HOLDINGS INC
filed 2005-05-12
CIK 1103640

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                        (AMENDMENT NO. 1 TO FORM 10-KSB)

[Mark One]

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to ___________.

                         Commission file no.: 000-32341

                            TOP GROUP HOLDINGS, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

            Delaware                                 84-1485082
            --------                                 ----------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)

                1398 Monterey Pass Road, Monterey Park, CA 91754
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (323) 261-1888

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered under Section 12(g) of the Exchange Act

                          $.0001 Par Value Common Stock
                          -----------------------------
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.[X]

      The issuer's revenues for the fiscal year ended December 31, 2003 were $0. The aggregate market value of the issuer's voting common equity held as of March 31, 2004 by non-affiliates of the Issuer was approximately $120,000 based on the closing price of $0.20 as of March 31, 2004.

      As of May 10, 2004, the issuer had 5,000,000 shares of its $0.0001 par value common stock outstanding.

      Transitional Small Business Disclosure Format (check one): Yes[X] No[_]

EXPLANATORY NOTE

      The purpose of this amendment to our Annual Report on Form 10-KSB as originally filed on March 15, 2005 (the "Original Filing") is to:

      (a) replace our disclosure under Part II, Item 8A in its entirety with a disclosure that (i) confirms that our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 (the Original Filing stated that we completed our most recent evaluation of the effectiveness of our disclosure controls and procedures with 90 days of the date of the Original Filing);

      (b) replace the independent auditor's report on our financial statements (the "Independent Auditor's Report), which is part of Part II, Item 7, in its entirety with an audit report that (i) is signed and clearly indicates the name of the independent accountant (the audit report contained in the Original Filing was inadvertently not signed) and (ii) eliminate the quotation marks, as well as the reference to PCAOB Auditing Standard No. 1; and

      (c) replace the certifications of our Principal Executive Officer and Principal Financial Officer under Section 3.02 of the Sarbanes-Oxley Act, which are Exhibits 31.1 and 31.2 to the Original Filing, with certifications that (i) include certain required disclosures relating to internal controls over financial reporting, (ii) refer to the effectiveness of our disclosure controls and procedures as of December 31, 2004 (rather than within 90 days of the date of the Original Filings, as stated in the Original Filing), and (iii) correct the date of the certifications.

      The Independent Auditor's Report, Item 8A and Exhibits 31.1 and 31.2 in our Original Filing are amended by deleting them in their entirety and replacing them with the Items 7 and 8A and Exhibits 31.1 and 31.2 set forth herein. Any item in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing.

                                     PART II

Item 7.  Financial Statements

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/Michael Johnson & Co., LLC

Denver, Colorado
May 9, 2005

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the date of this Annual Report on Form 10-KSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Since there were no significant deficiencies or material weaknesses in our internal controls, no corrective actions were required or undertaken.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2005                               TOP GROUP HOLDINGS, INC.


                                                  By: /s/ Song Ru-hua
                                                      --------------------------
                                                      Song Ru-hua
                                                      President & Principal
                                                      Executive Officer



                                                  By: /s/ Zhou Zong-Zheng
                                                      --------------------------
                                                      Zhou Zong-Zheng
                                                      Treasurer & Principal
                                                      Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION

31.1 Certification of the Principal Executive Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the fiscal year ended December 31, 2004.

31.2 Certification of the Principal Financial Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the fiscal year ended December 31, 2004.

32.1 Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the fiscal year ended December 31, 2004.

32.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the fiscal year ended December 31, 2004.