Form 10QSB
period 2005-03-31
TOP GROUP HOLDINGS INC
filed 2005-05-13
CIK 1103640

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     |X| Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

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


                1398 Monterey Pass Road, Monterey Park, CA 91754
                ------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (323) 261-1888
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

  The number of shares outstanding of our Common Stock, $0.0001 par value per share, as of March 31, 2005, was 5,000,000 shares.

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

Item 4.  Submission of Matters to a Vote of Security Holders...................3

Item 6.  Exhibits and Reports on Form 8-K .....................................4

SIGNATURES ....................................................................5

CERTIFICATIONS.................................................................6

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

For the Company's response to this item, please refer to the Financial Statements annexed pages F-1 to F-6 of this Form 10-QSB.

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

Ninety-five percent of the capital stock of TOP Group New York is held by Song Ru-hua. Mr. Song is the founder and Chairman of TOP Group China, a privately owned, China-based hi-tech conglomerate specializing in computer software, computer hardware, LED display systems, network technology, applied electronics, communications technology and IT education. However, starting in 2004, Mr. Song has been relinquishing his responsibilities as the Chairman of the Board, and now is no longer involved with day-to-day operation of TOP Group China. Furthermore, Chengdu TOP Sci-tech Co. Ltd.(stock code 8135), owned indirectly by TOP Group China , was de-listed from the Growth Enterprise Market of the Hong Kong Stock Exchange in the second quarter of 2004.

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

At a special meeting on January 21, 2005, our stockholders elected Song Ru-hua, Fang Ye and Zhou Tao to serve as our directors, who then proceeded to elect Song Ru-hua as President and Principal Executive Officer, Zhou Zong-zheng as Treasurer and Principal Financial & Accounting Officer, and Wu Hai as Secretary. At that time, the shareholders also adopted and approved a restatement to the company's Certificate of Incorporation to, among other things, reflect prior amendments and re-appointed the Company's independent public accountant, Michael Johnson & Co., LLC of Denver, Colorado.

A. PLAN OF OPERATIONS

We presently anticipate that we will operate as a development stage company in an industry to be decided by the Board. However, there can be no assurances at this time that the Company's anticipated future objectives will be pursued or achieved.

Results of Operations for the Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004.

We had had no operations or revenues during the three months ended March 31, 2004 or 2005. We incurred $ 3,553 in expenses in the three months ended March 31, 2005, compared to none in the three months ended March 31, 2004. We had a net loss in the three months ended March 31, 2005 of $3,553, compared to none in the three months ended March 31, 2004.

B. LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had no operating capital and expect to continue to rely upon advances or loans from shareholders to pay our expenses. We have no commitments from any person for advances or loans.

We incurred a loss of $3,553 from operations for the three months ended March 31, 2005, and losses are expected in the future as well. The Company has a working capital deficit for the three months ended March 31, 2005. This raises substantial doubt about our ability to continue as a going concern. Our plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Based on their evaluation as of March 31, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-l5(e) and 15d-15(e) under the Securities Exchange Act of I 934, as amended) were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC' s rules and forms.

Management`s Report on Internal Control over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- 15(f) and l5d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2005. in making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2005, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Control over Financial Reporting

      There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

      Our management, including our chief executive officer and chief financial officer, does not expect that our procedures or our internal controls will prevent or detect all error and all fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of our controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.


                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On January 21, 2005, by written consent, our shareholders elected Song Ru-hua, Fang Ye and Zhou Tao to serve as our directors, who then proceeded to elect Song Ru-hua as President and Principal Executive Officer, Zhou Zong-zheng as Treasurer and Principal Financial & Accounting Officer, and Wu Hai as Secretary. At that time, the shareholders also adopted and approved a restatement to the company's Certificate of Incorporation to, among other things, reflect prior amendments and re-appointed the Company's independent public accountant.

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

3.4           By-Laws of the Company (incorporated by reference to the Proxy
              Statement)

31            Certification

32            Certification

b) Reports on Form 8-K

     We filed a report on Form 8-k on January 24, 2005 to inform the changes in Directors and Principal Officers. Please refer to Item 4 of Part I, "Submission of Matters to a vote of Security of Holders".

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TOP Group Holdings, Inc.





Dated: As of May 10, 2005             By: /s/ Zhou Zong-Zheng
                                         ------------------------------------
                                          Zhou Zong-Zheng
                                          Treasurer
                                         (Principal Financial and Accounting
                                          Officer)


Dated: As of May 10, 2005             By: /s/ Song Ru-Hua
                                         ------------------------------------
                                         Song Ru-Hua
                                         President
                                        (Principal Executive Officer)

                            TOP GROUP HOLDINGS, INC.

                                 Balance Sheets


                                                            March 31, 2005     March 31, 2004
                                                            -------------       -------------
ASSETS
Current Assets, Cash                                           $       0          $       0

Total Current Assets                                           $       0          $       0

                                                               ---------          ---------

Total Other Assets                                             $       0          $       0
                                                               ---------          ---------

TOTAL ASSETS                                                   $       0          $       0
                                                               =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accrued expenses                                      $   3,553         $    2,560
         Advances from shareholders                            $  82,788         $   53,712
                                                               ---------          ---------


Total Current Liabilities                                      $  86,341          $  56,272
                                                               ---------          ---------

Stockholders Equity*
         Commons stock $.0001 par value, 100,000,000 shares          500             50,000
         Authorized, 5,000,000 shares issued and outstanding

Additional Paid-in Capital                                     $ 135,293          $  85,793
Accumulated Deficit                                            ($222,134)         ($192,065)
                                                               ---------          ---------


Total Stockholders' Equity                                     ($ 86,341)         ($ 56,272)
                                                               ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $       0                  0
                                                               =========          =========


* In the Amended Certificate of Incorporation filed on January 21, 2005, the shares authorized to issue were increased from 5,000,000 to 100,000,000 while the par value was reduced from $0.01 to $0.0001.


The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.

Statement of Operation for the three months ended


                                                 March 31, 2005   March 31,2004
                                                 -------------    -------------
REVENUE

Sales                                              $        0      $        0

Total Income                                       $        0      $        0


Cost and Expense:

Legal & Administrative                             $    2,000      $        0
SEC filing expense                                 $      578      $        0
State Franchise tax                                $        0      $        0
Interest expense                                   $      975      $        0
                                                   ----------      ----------

Total expenses                                     $    3,553      $        0
                                                   ----------      ----------

Net Loss from Operations                           $    3,553      $        0
                                                   ==========      ==========

Per Share information
Weighted Average number of
Common Shares Outstanding                           5,000,000       5,000,000
                                                    ---------       ---------

Net Loss per Common share                           $       *               *
                                                    ==========      ==========

* Less than $0.01

The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.

                              Stockholder's Equity
                                 March 31, 2005


                                      Common stocks         Additional                    Total
                                 ------------------------    Paid-In      Accumulated   shareholders'
                                 # Of Shares     Amount      Capital        Deficit       Equity
                                 -----------   ----------   ----------    ----------    ----------
December 31, 1997                      1,000   $       10   $   54,578                  $   54,588
Net Loss for Period                                                          (16,771)      (16,771)
                                  ----------   ----------   ----------    ----------    ----------
Balance - December 31, 1997            1,000           10       54,578       (16,771)       37,817

Issuance of stock for cash         4,999,000       49,990       31,215                      81,215
Net Loss for Year                                                            (49,399)      (49,399)
                                  ----------   ----------   ----------    ----------    ----------
Balance - December 31, 1998        5,000,000       50,000       85,793       (66,170)       69,623

Net Loss for Year                                                            (69,623)      (69,623)
                                  ----------   ----------   ----------    ----------    ----------
Balance - December 31, 1999        5,000,000       50,000       85,793      (135,793)            0

Net Loss for Year                                                             (2,500)       (2,500)
                                  ----------   ----------   ----------    ----------    ----------
Balance - December 31, 2000        5,000,000       50,000       85,793      (138,293)       (2,500)

Net Loss for Year                                                                  0             0
                                  ----------   ----------   ----------    ----------    ----------
Balance - December 31, 2001        5,000,000       50,000       85,793      (138,293)       (2,500)

Net Loss for Year                                                            (29,000)      (29,000)
                                  ----------   ----------   ----------    ----------    ----------
Balance - December 31, 2002        5,000,000       50,000       85,793      (167,293)      (31,500)

Net Loss for Year                                                            (24,772)      (24,772)
                                  ----------   ----------   ----------    ----------    ----------
Balance - December 31, 2003        5,000,000       50,000       85,793      (192,065)      (56,272)

Net Loss for the Year                                                        (26,516)      (26,516)
                                  ----------   ----------   ----------    ----------    ----------
Balance - December 31, 2004        5,000,000       50,000       85,793      (218,581)      (82,788)

Net Loss 1/1/05-3/31/05                                                       (3,553)       (3,553)
                                   ---------    ----------   ----------    ----------    ----------
Balance - March 31, 2005 *         5,000,000   $      500   $  135,793    $ (222,134)    $ (86,341)


* In the Amended Certificate of Incorporation filed on January 21, 2005, the shares authorized to issue were increased from 5,000,000 to 100,000,000 while the par value was reduced from $0.01 to $0.0001.

The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.

               Statements of Cash Flows for the three months ended

                                 Indirect Method


                                                          March 31,2005  March 31,2004
                                                          -------------  -------------
Cash Flows from Operating Activities:
Net Loss                                                   $ (3,553)      $      0

Adjustments to reconcile net loss to net cash used by operating activities

Decrease in other assets                                   $      0       $      0

Increase in current liabilities                            $  3,553       $      0

Net Cash Used by Operating Activities                      $      0       $      0

Net Increase in Cash & Cash Equivalents

Beginning Cash & Cash Equivalents                          $      0       $      0

Beginning Cash & Cash Equivalents                          $      0       $      0


Supplemental disclosure of Cash Flow Information

Cash paid for Interest

Cash paid for Income Taxes                                 $      0       $      0


The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                 March 31, 2005

Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

The Company was incorporated on May 15, 1997, under the laws of the state of Colorado. On January 16, 2003, TOP Group Corporation, a New York corporation ("TOP Group New York"), purchased 4,400,000 shares of the Company's common stock, which represents 88% of the Company's outstanding capital stock. Immediately prior to the change in control, the Company's purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended. Since the change in control, the Company has begun to investigate opportunities, first in the computer software industry, now in any industries. Essentially all expenditures and expenses incurred in the first and second quarters of 2003 were attributable to the investigation of such opportunities. In March 2003, the Company changed its state of incorporation from Colorado to Delaware, and changed its name from Quixit, Inc. to TOP Group Holdings, Inc. On January 21, 2005, the company filed an Amended Certificate of Incorporation to increase the shares authorized to issue from 5,000,000 to 100,000,000 and reduced the par value per share from $0.01 to $0.0001. The Company's fiscal year end is December 31.

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

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                 March 31, 2005

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

Deferred tax assets
         Net operating loss carryforwards            $ 222,134
         Valuation allowance                          (222,134)
                                                    -----------
         Net deferred tax assets                     $       0
                                                    ===========

As of March 31, 2005, 0he Company had net operating loss carry-forwards of approximately $222,134 for federal income tax purposes. These carry-forwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Going Concern

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not earned any revenue from operations in 2003, 2004 or 2005, and, As of March 31, 2005 current liabilities exceed current assets by $86,341. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately to achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 4 - Capital Stock Transactions:

On March 25, 1999, the Company's Board of Directors approved an amendment to the Articles of Incorporation of the Company, declaring a 1 to 10 reverse stock split of outstanding common stock at March 25, 1999. In 2001, the Board of Directors declared a 5 to 1 forward stock split. No shares of common stock were issued in 2003, 2004 or 2005.

All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to reflect the stock splits.

Note 5 - Segment Information

The Company has no present operations. The Company presently anticipates that, in the future, it will engage in an industry to be determined by the Board.