Form 10QSB
period 2005-06-30
TOP GROUP HOLDINGS INC
filed 2005-07-29
CIK 1103640

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

|X| Quarterly report pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

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

  The number of shares outstanding of our Common Stock, $0.0001 par value per share, as of June 30, 2005, was 7,000,000 shares.

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

Item 2.  Management's Discussion and Analysis of Plan of Operation.............2

Item 3.  Controls and Procedures...............................................3

PART II. Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...........3

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

Item 2. Management's Discussion and Analysis of Plan of Operation

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

Background

On January 16, 2003, we engaged in the Change in Control, whereby TOP Group New York purchased 4,400,000 shares of the Company's common stock from H. Daniel Boone, who was then President and Chairman of our board of directors. Right after the purchase, TOP Group New York owned 88% of our outstanding capital stock.

Ninety-five percent of the capital stock of TOP Group New York is held by Song Ru-hua. Mr. Song is the founder of TOP Group China, a privately owned, China-based hi-tech conglomerate specializing in computer software, computer hardware, LED display systems, network technology, applied electronics, communications technology and IT education. Starting in 2004, Mr. Song has been involved directly with the day-to-day operation of this corporation.

Prior to the Change in Control, our purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Since the Change in Control, we have no longer pursued this objective.

In the second quarter of 2005, we decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. The Company has leased two locations in Temple City of California and San Francisco of California to open stores. The Company is also in the process of creating an online presence where customers can purchase these items. The principal shareholder, RU-HUA SONG, has contributed $250,000 in consideration for 2,000,000 common shares (restricted) to use as working capital to commence the operation

At the special meeting in March of 2003, our stockholders approved a change in our state of incorporation from Colorado to Delaware. Later in March, our stockholders approved a change in our name from Quixit, Inc. to TOP Group Holdings, Inc.

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

A. PLAN OF OPERATIONS

In the second quarter of 2005, we decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. The Company has leased two locations with a total of 9,000 square feet retail space in Temple City of California and San Francisco of California. These two stores are up & running in the second half of July 2005. The Company is also in the process of creating in the third quarter of 2005 an online presence where customers can purchase these items. The principal shareholder, RU-HUA SONG, has contributed $250,000 in consideration for 2,000,000 common shares (restricted) to use as working capital to commence the operation.

Results of Operations for the Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004.

We had had no operations or revenues during the six months ended June 30, 2004 or 2005. We incurred $ 15,199 in expenses in the six months ended June 30, 2005, compared to none in the six months ended June 30, 2004. We had a net loss in the six months ended June 30, 2005 of $15,199, compared to none in the six months ended June 30, 2004.

B. LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had about $191558 in operating capital. If the revenue stream and the cash flow from those two stores are not up to our expectation, we may continue to rely upon advances or loans from shareholders to pay our expenses. However, we have no commitments from any person for advances or loans.

We incurred a loss of $15,199 from operations for the six months ended June 30, 2005, and losses are expected in the future as well. This does raise substantial doubt about our ability to continue as a going concern. Our plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Based on their evaluation as of June 30, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-l5(e) and 15d-15(e) under the Securities Exchange Act of I 934, as amended) were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC' s rules and forms.

Management`s Report on Internal Control over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- 15(f) and l5d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2005. in making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2005, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Control over Financial Reporting

      There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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


                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2005, we had an unregistered sale of 2,000,000 shares to Ru-Hua Song, the principal shareholder, for $250,000. The proceeds have been utilized as our working capital to open up two retail stores. Please refer to Plan of Operation of ITEM 2 - Management's Discussion and Analysis of Plan of Operation.

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

3.4           By-Laws of the Company (incorporated by reference to the Proxy
              Statement)

3.5 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's proxy statement on Schedule 14C filed with the commission on March 15, 2005)

31.1          Certification

31.2          Certification

32            Certification

b) Reports on Form 8-K

     We filed a report on Form 8-k on July 12, 2005 to inform the signing of two store leases and the contribution of $250,000 by Ru-hua Song, the principal shareholder, for 2,000,000 restricted shares. Please refer to Plan of Operation of Item 2. Management's Discussion and Analysis of Plan of Operation.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TOP Group Holdings, Inc.





Dated: As of July 22, 2005             By: /s/ Zhou Zong-Zheng
                                         ------------------------------------
                                          Zhou Zong-Zheng
                                          Treasurer
                                          (Principal Financial and Accounting
                                          Officer)


Dated: As of July 22, 2005             By: /s/ Song Ru-Hua
                                         ------------------------------------
                                          Song Ru-Hua
                                          President
                                          (Principal Executive Officer)

                            TOP GROUP HOLDINGS, INC.

                                 Balance Sheets

                                                               June 30, 2005      June 30, 2004
                                                              ---------------    --------------
ASSETS

Current Assets, Cash                                           $      107,498    $            0
Current Assets, Prepaid expense                                $       34,061
Subscription receivable                                        $       50,000

Total Current Assets                                           $      191,559    $            0

                                                               --------------    --------------
Security Deposits                                              $       57,826

Total Other Assets                                             $       57,826    $            0
                                                               --------------    --------------

TOTAL ASSETS                                                   $      249,385    $            0
                                                               ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accrued interest                                      $        1,950
         Accrued expenses                                      $        2,000    $        2,560
         Advances from shareholders                            $       93,422    $       53,712
                                                               --------------    --------------


Total Current Liabilities                                      $       97,372    $       56,272
                                                               --------------    --------------

Stockholders Equity*
         Commons stock $.0001 par value, 100,000,000 shares               700            50,000
         Authorized, 7,000,000 shares issued and outstanding

Additional Paid-in Capital                                     $      385,093    $       85,793
Accumulated Deficit                                            ($     233,780)   ($     192,065)
                                                               --------------    --------------


Total Stockholders' Equity                                     $      152,013    ($      56,272)
                                                               --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $      249,385    $            0
                                                               ==============    ==============


* In the Amended Certificate of Incorporation filed on January 21, 2005, the shares authorized to issue were increased from 5,000,000 to 100,000,000 while the par value was reduced from $0.01 to $0.0001.


The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.

Statement of Operation for the six months ended


                                                 June 30, 2005   June 30, 2004
                                                 -------------    -------------
REVENUE

Sales                                              $        0      $        0

Total Income                                       $        0      $        0

Cost and Expense:

Legal & Consulting                                 $   10,000      $        0
SEC filing expense                                 $    2,276      $        0
General & Administrative                           $      973      $        0
Interest expense                                   $    1,950      $        0
                                                   ----------      ----------

Total expenses                                     $   15,199      $        0
                                                   ----------      ----------

Net Loss from Operations                           $   15,199      $        0
                                                   ==========      ==========

Per Share information
Weighted Average number of
Common Shares Outstanding                           6,000,000       5,000,000
                                                    ---------       ---------

Net Loss per Common share                           $       *               *
                                                    =========       =========



* Less than $0.01

The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.

                              Stockholder's Equity
                                  June 30, 2005

                                      Common stocks            Additional                       Total
                                 ------------------------       Paid-In      Accumulated     shareholders'
                              # Of Shares        Amount         Capital         Deficit         Equity
                              ------------    ------------    ------------   ------------    ------------

December 31, 1997                    1,000    $         10    $     54,578                   $     54,588
Net Loss for Period                                                               (16,771)        (16,771)
                              ------------    ------------    ------------   ------------    ------------
Balance - December 31, 1997          1,000              10          54,578        (16,771)         37,817

Issuance of stock for cash       4,999,000          49,990          31,215                         81,215
Net Loss for Year                                                                 (49,399)        (49,399)
                              ------------    ------------    ------------   ------------    ------------
Balance - December 31, 1998      5,000,000          50,000          85,793        (66,170)         69,623

Net Loss for Year                                                                 (69,623)        (69,623)
                              ------------    ------------    ------------   ------------    ------------
Balance - December 31, 1999      5,000,000          50,000          85,793       (135,793)              0

Net Loss for Year                                                                  (2,500)         (2,500)
                              ------------    ------------    ------------   ------------    ------------
Balance - December 31, 2000      5,000,000          50,000          85,793       (138,293)         (2,500)

Net Loss for Year                                                                       0               0
                              ------------    ------------    ------------   ------------    ------------
Balance - December 31, 2001      5,000,000          50,000          85,793       (138,293)         (2,500)

Net Loss for Year                                                                 (29,000)        (29,000)
                              ------------    ------------    ------------   ------------    ------------
Balance - December 31, 2002      5,000,000          50,000          85,793       (167,293)        (31,500)

Net Loss for Year                                                                 (24,772)        (24,772)
                              ------------    ------------    ------------   ------------    ------------
Balance - December 31, 2003      5,000,000          50,000          85,793       (192,065)        (56,272)

Net Loss for the Year                                                             (26,516)        (26,516)
                              ------------    ------------    ------------   ------------    ------------
Balance - December 31, 2004      5,000,000          50,000          85,793       (218,581)        (82,788)

Net Loss 1/1/05-6/30/05                                                           (15,199)        (15,199)
                              ------------    ------------    ------------   ------------    ------------
Balance - June 30, 2005 *        7,000,000    $        700    $    385,093   $   (233,780)   $    152,013


* In the Amended Certificate of Incorporation filed on January 21, 2005, the shares authorized to issue were increased from 5,000,000 to 100,000,000 while the par value was reduced from $0.01 to $0.0001.

The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.

               Statements of Cash Flows for the six months ended

                                 Indirect Method

                                                      June 30, 2005     June 30,2004
                                                     --------------    --------------
Cash Flows from Operating Activities:

Net Loss                                             $      (15,199)   $            0

Adjustments to reconcile net loss to net cash used by operating activities

Increase in prepaid expense                          $       34,061    $            0
Increase in subscription receivable                  $       50,000    $            0
Increase in other assets                             $       57,826    $            0
Increase in current liabilities                      $      (14,584)   $            0

    Net Cash Used by Operating Activities            $      142,502    $            0
                                                     --------------    --------------

Cash Flows from financing activities:

Net proceeds from issuance of common stock           $      250,000    $            0

    Net cash provided by financing activities        $      250,000    $            0
                                                     --------------    --------------
Net Increase in Cash & Cash Equivalents              $      107,498    $            0

Beginning Cash & Cash Equivalents                    $            0    $            0

Ending Cash & Cash Equivalents                       $      107,498    $            0
                                                     ==============    ==============

Supplemental disclosure of Cash Flow Information

Cash paid for Interest                               $        1,950

Cash paid for Income Taxes                           $            0    $            0



The accompanying notes are an integral part of these financial statements.

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                  June 30, 2005

Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

The Company was incorporated on May 15, 1997, under the laws of the state of Colorado. On January 16, 2003, TOP Group Corporation, a New York corporation ("TOP Group New York"), purchased 4,400,000 shares of the Company's common stock, which represented 88% of the Company's outstanding capital stock at that time. Immediately prior to the change in control, the Company's purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended. Since the change in control, the Company has begun to investigate opportunities. In the second quarter of 2005, the company decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. So far, the Company has already leased two locations in Temple City of California and San Francisco of California to open stores. The Company is also in the process of creating in the third quarter of 2005 an online presence where customers can purchase these items. In March 2003, the Company changed its state of incorporation from Colorado to Delaware, and changed its name from Quixit, Inc. to TOP Group Holdings, Inc. The Company's fiscal year end is December 31.

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


Note 2 - Commitments--Operating leases:

In June 2005, the Company entered into leases for two retail stores, respectively located at 9611, Las Tunas Drive, Temple City, CA (5,000 square feet) and 1719 Powell Street, San Francisco, CA (4,000 square feet). The term of Temple city lease is 5 years, commencing in July 2005 and terminating in July 2010. Our financial commitment for the full term is $522,268. The term of San Francisco lease is 3 years, commencing in July 2005 and terminating in June 2008. However, we have the option to extend the lease term for an additional term of two years. Our financial commitment for the 3-year term is $295,200.

                            TOP GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                 June 30, 2005

Note 3 - Federal Income Taxes:

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

Deferred tax assets
         Net operating loss carryforwards                $      233,780
         Valuation allowance                                   (233,780)
                                                         --------------
         Net deferred tax assets                         $            0
                                                         ==============


As of June 30, 2005, the Company had net operating loss carry-forwards of approximately $233,780 for federal income tax purposes. These carry-forwards if not utilized to offset taxable income will begin to expire in 2010.

Note 4 - Going Concern

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not earned any revenue from operations in 2003 and 2004. However, in the second quarter of 2005, the company decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. The Company has already leased two locations in Temple City of California and San Francisco of California to open stores. The Company is also in the process of creating in the third quarter of 2005 an online presence where customers can purchase these items.

As of June 30, 2005, the Company's current assets exceed current liabilities only by $94,187. On the other hand, it has signed operating leases with financial commitment totaling $817,468 in the next five years. Therefore, the Company's ability to continue as a going concern is dependent upon its ability to achieve profitable operations and to develop additional sources of capital. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 5 - Capital Stock Transactions:

On March 25, 1999, the Company's Board of Directors approved an amendment to the Articles of Incorporation of the Company, declaring a 1 to 10 reverse stock split of outstanding common stock at March 25, 1999. In 2001, the Board of Directors declared a 5 to 1 forward stock split.
On January 21, 2005, the company filed an Amended Certificate of Incorporation to increase the shares authorized to issue from 5,000,000 to 100,000,000 and reduced the par value per share from $0.01 to $0.0001. No shares of common stock were issued in 2003 and 2004. However in the second quarter of 2005, the principal shareholder, RU-HUA SONG, committed to contribute $250,000 in consideration for 2,000,000 common shares (restricted) to use as working capital.

All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to reflect the stock splits and the par value reduction.

Note 6 - Segment Information

The Company as of June 30, 2005 had no present operation, but decided to enter into retail business in the U.S.A starting with the third quarter of 2005.