Form 10QSB
period 2005-09-30
SOYODO GROUP HOLDINGS INC
filed 2005-11-01
CIK 1103640

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

    |X| Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2005

    |_| Transition report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

        For the transition period from _______________ to _______________

                        Commission File Number:000-32341

                           Soyodo Group Holdings, Inc.
                       (Formerly TOP Group Holdings, Inc.)
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

   The number of shares outstanding of our Common Stock, $0.0001 par value per share, as of September 30, 2005, was 7,000,000 shares.

           Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

                           Soyodo Group Holdings, Inc.


                              INDEX TO FORM 10-QSB

                                                                         PAGE

PART I.  Financial Information

Item 1.  Financial Statements...............................................1

Item 2.  Management's Discussion and Analysis of Plan of Operation..........1

Item 3.  Controls and Procedures............................................2

PART II. Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........3

Item 4.  Submission of Matters to a Vote of Security Holders................3

Item 6.  Exhibits and Reports on Form 8-K ..................................3

SIGNATURES .................................................................4

CERTIFICATIONS............................................................5-7

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

Background

On January 16, 2003, we engaged in the Change in Control, whereby TOP Group Corp. (New York) purchased 4,400,000 shares of the Company's common stock from
H. Daniel Boone, who was then President and Chairman of our board of directors. Right after the purchase, TOP Group Corp. (New York) owned 88% of our outstanding capital stock.

Prior to the Change in Control, our purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Since the Change in Control, we have no longer pursued this objective.

Ninety-five percent of the capital stock of TOP Group Corp. (New York) is held by Song Ru-hua, who is the founder of TOP Group China, a privately owned, China-based hi-tech conglomerate. Since 2004, Mr. Song has been involved directly with the day-to-day operation of this corporation. In the second quarter of 2005, we decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. As of September 30, 2005, the Company has leased six store locations in Temple City of California, San Francisco of California, Irvine of California, Westmont of Illinois, Hacienda Heights of California and Alhambra of California, of which the first four were up and running .

The principal shareholder, Song Ru-hua , has contributed $250,000 in consideration for 2,000,000 common shares (restricted) to use as working capital to commence the operation. In addition on August 22, 2005, due to its inactive status and its intension to wind up, TOP Group Corp. (New York) conveyed its entire holding of Soyodo Group Holdings, Inc., a total of 4,400,000shares, to Mr. Song Ru-hua in partial satisfaction of his personal loan to TOP Group Corp. (New York). Therefore, as of September 30, 2005, Mr. Song Ru-hua owned 6,400,000 shares out of the total outstanding shares of 7,000,000, a 91.42% interest of the company.

At the special meeting in March of 2003, our stockholders approved a change in our state of incorporation from Colorado to Delaware. Later in March, our stockholders approved a change in our name from Quixit, Inc. to TOP Group Holdings, Inc. Again, at the special meting in August of 2005, our stockholders approved a change in our name from TOP Group Holdings, Inc. to Soyodo Group Holdings, Inc. to reflect our new image.

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

A. PLAN OF OPERATIONS

In the second quarter of 2005, we decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. As of September 30, 2005, the Company has leased six store locations in Temple City of California, San Francisco of California, Irvine of California, Westmont of Illinois, Hacienda Heights of California and Alhambra of California, of which the first four were up and running.

Results of Operations for the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004.

      We had had retail sales of $ 327,541 and a gross profit of $104,880 during the nine months ended September 30, 2005, compared with none in the nine months ended September 30, 2004. On the other hand, we incurred $ 301,814 in operating expenses in the nine months ended September 30, 2005, compared to $ 9,023 in the nine months ended September 30, 2004. The third quarter of 2005 was the quarter that we got into the retail business. As a result, we incurred heavy advertising expenditure, at about $ 34,000, which should be of benefit to us in the future. The remaining major expenses are stores' rent of $66210 and payroll expense of $ 118,338. We had a net loss of $ 202,546 in the nine months ended September 30, 2005, compared to $ 9,023 in the nine months ended September 30, 2004.

B. LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had about $ 18,568 in operating capital, thanks to a long-term loan of $180,000 from Mr. Song Ru-hua and a Eastwest bank loan of $ 119.070, backed personally by Mr. Song Ru-hua. If the revenue stream and the cash flow from those stores are not up to our expectation, we may continue to rely upon advances or loans from shareholders to pay our expenses. However, we have no commitments from any person for advances or loans. Please refer to Note #8 of Financial Statements for more information.

We incurred a loss of $ 202,546 from operations for the nine months ended September 30, 2005, and losses are expected in the future as well. This does raise substantial doubt about our ability to continue as a going concern. Our plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Based on their evaluation as of September 30, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-l5(e) and 15d-15(e) under the Securities Exchange Act of I 934, as amended) were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC' s rules and forms.

Management`s Report on Internal Control over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- 15(f) and l5d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2005, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Control over Financial Reporting

      There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June of 2005, we had an unregistered sale of 2,000,000 shares to Ru-Hua Song, the principal shareholder, for $ 250,000. The proceeds have been utilized as our working capital to open up retail stores. Please refer to Item 2 - Management's Discussion and Analysis of Plan of Operation.

Item 4. Submission of Matters to a Vote of Security Holders

On January 21, 2005, by written consent, our shareholders elected Song Ru-hua, Fang Ye and Zhou Tao to serve as our directors, who then proceeded to elect Song Ru-hua as President and Principal Executive Officer, Zhou Zong-zheng as Treasurer and Principal Financial & Accounting Officer, and Wu Hai as Secretary. At that time, the shareholders also adopted and approved a restatement to the company's Certificate of Incorporation to, among other things, reflect prior amendments and re-appointed the Company's independent public accountant. At a special meeting in August of 2005, by written consent, our stockholders approved a change in our name from TOP Group Holdings, Inc. to Soyodo Group Holdings, Inc.

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

3.4           By-Laws of the Company (incorporated by reference to the Proxy
              Statement)

3.5 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's proxy statement on Schedule 14C filed with the commission on March 15, 2005 for an increase of authorized shares.)

3.6 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's proxy statement on Schedule 14C filed with the commission on August 26, 2005 for a name change)

31.1          Certification

31.2          Certification

32            Certification

b) Reports on Form 8-K

      We filed a report on Form 8-K on July 12, 2005 to inform the signing of two store leases and the contribution of $250,000 by Ru-hua Song, the principal shareholder, for 2,000,000 restricted shares. We also filed a report on Form 8-K on September 20, 2005 to inform the signing of four store leases. On September 22, 2005, we filed a report on Form 8-K to inform the name change from TOP Group Holdings, Inc. to Soyodo Group Holdings, Inc. Please refer to Item 2. Management's Discussion and Analysis or Plan of Operation and Item 4. Submission of Matters to a Vote of Security Holders.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Soyodo Group Holdings, Inc.





  Dated: As of October 31, 2005             By: /s/ Zhou Zong-Zheng
                                           ------------------------------------
                                            Zhou Zong-Zheng
                                            Treasurer
                                            (Principal Financial and Accounting
                                            Officer)


  Dated: As of October 31, 2005             By: /s/ Song Ru-Hua
                                           ------------------------------------
                                            Song Ru-Hua
                                            President
                                            (Principal Executive Officer)

                              SOYODO HOLDINGS, INC.
                      (Formerly TOP Group Holdings, Inc.)
                                 Balance Sheets
                               September 30, 2005
                                  (Unaudited)

                                                                                   2005                   2004
                                                                              ---------------         -------------
ASSETS;
   Current Assets:
      Cash & cash equivalents                                                   $    19,359             $        -
      Inventory, retail                                                             809,813
      Prepaid expense                                                                49,332

  Total Current Assets                                                              878,504                      -
                                                                              ---------------         -------------

  Property & equipment, net                                                         107,590
  Security deposits                                                                 137,577

TOTAL ASSETS                                                                    $ 1,123,671             $        -
                                                                              ===============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Accounts payable & accrued expense                                     $   795,398             $        -
         Accrued payroll & related liabilities                                       25,611
         Accrued other liabilities                                                   19,345                  3,023
         Advance from shareholders                                                   19,582                 62,272
                                                                              ---------------         -------------

    Total Current Liabilities                                                       859,936                 65,295
                                                                              ---------------         -------------

    Notes payable                                                                   119,069                      -
    Loan from shareholders                                                          180,000                      -

   Stockholders Equity
      Common stock, $.0001 par value, 100,000,000 shares                                700                50,000
         authorized, 7,000,000 shares issued and outstanding
      Additional Paid-In Capital                                                    385,093                85,793
      Accumulated Deficit                                                          (421,127)             (201,088)
                                                                              ---------------         -------------

   Total Stockholders' Equity                                                       (35,334)              (65,295)
                                                                              ---------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 1,123,671             $       -
                                                                              ===============         =============

   The accompanying notes are an integral part of these financial statements.

                              SOYODO HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                            Statements of Operations
                  For the Nine Months Ended September 30, 2005
                                   (Unaudited)




                                            2005                 2004
                                       --------------        -----------


Net Sales                              $    327,541          $        -
                                       --------------        -----------

Cost of Goods Sold                     $   (222,661)
                                       --------------        -----------

Gross Profit                                104,880                   -
                                       --------------        -----------

Operating Expenses
     Sales & Marketing                      46,682
     Store Rents                            66,210                    -
     General & Administrative              188,922                9,023

Total Operating Expenses                   301,814                9,023
                                       --------------        -----------

Net Loss From Operations               $  (196,934)          $   (9,023)
                                       --------------        -----------

Interest Expense                             5,612

Net Income                             $  (202,546)          $   (9,023)
                                       --------------        -----------

Per Share Information:
     Weighted average number
     of common shares outstanding        5,666,667            5,000,000
                                       --------------        -----------

Net Loss per common share              $     (0.04)                *
                                       ==============        ===========

 * Less than $0.01

   The accompanying notes are an integral part of these financial statements.

                              SOYODO HOLDINGS, INC.
                      (Formerly TOP Group Holdings, Inc.)
                              Stockholders' Equity
                               September 30, 2005
                                  (Unaudited)

                                             COMMON STOCKS
                                      ----------------------------      Additional                                 Total
                                                                          Paid-In           Accumulated         Stockholders'
                                      # of Shares        Amount           Capital             Deficit              Equity
                                      ------------     -----------      ------------      ----------------      -------------
Inception on May 17, 1997                    1,000     $        10      $     54,578      $             -       $     54,588

Net Loss for Period                             -               -                 -               (16,771)           (16,771)
                                      ------------     -----------      ------------      ----------------      -------------

Balance - December 31, 1997                  1,000              10            54,578              (16,771)            37,817
                                      ------------     -----------      ------------      ----------------      -------------

Issuance of stock for cash               4,999,000          49,990            31,215                    -             81,205

Net Loss for Year                               -               -                 -               (49,399)           (49,399)
                                      ------------     -----------      ------------      ----------------      -------------

Balance -  December 31, 1998             5,000,000          50,000            85,793              (66,170)            69,623
                                      ------------     -----------      ------------      ----------------      -------------

Net Loss for Year                               -               -                 -               (69,623)           (69,623)
                                      ------------     -----------      ------------      ----------------      -------------

Balance -  December 31, 1999             5,000,000          50,000            85,793             (135,793)                 -
                                      ------------     -----------      ------------      ----------------      -------------

Net Loss for Year                               -               -                 -                (2,500)            (2,500)
                                      ------------     -----------      ------------      ----------------      -------------

Balance -  December 31, 2000             5,000,000          50,000            85,793             (138,293)            (2,500)
                                      ------------     -----------      ------------      ----------------      -------------

Net Loss for Year                               -               -                 -                     -                  -
                                      ------------     -----------      ------------      ----------------      -------------

Balance -  December 31, 2001             5,000,000          50,000            85,793             (138,293)            (2,500)

Net Loss for Year                               -               -                 -               (29,000)           (29,000)
                                      ------------     -----------      ------------      ----------------      -------------

Balance -  December 31, 2002             5,000,000          50,000            85,793             (167,293)           (31,500)
                                      ------------     -----------      ------------      ----------------      -------------

Net Loss for Year                               -               -                 -               (24,772)           (24,772)
                                      ------------     -----------      ------------      ----------------      -------------

Balance -  December 31, 2003             5,000,000          50,000            85,793             (192,065)           (56,272)
                                      ------------     -----------      ------------      ----------------      -------------

Net Loss for Year                               -               -                 -               (26,516)           (26,516)
                                      ------------     -----------      ------------      ----------------      -------------

Balance -  December 31, 2004             5,000,000          50,000            85,793             (218,581)           (82,788)
                                      ------------     -----------      ------------      ----------------      -------------

Par value reduced to $ 0.0001                              (49,500)           49,500
Issurance of stock for cash              2,000,000             200           249,800                                  250,000
Net Loss 1/1/05 TO 9/30/05                      -               -                 -              (202,546)           (202,546)
                                      ------------     -----------      ------------      ----------------      -------------

Balance -  December 31, 2004             7,000,000     $       700      $    385,093      $      (421,127)      $     (35,334)
                                      ============     ===========      ============      ================      =============

   The accompanying notes are an integral part of these financial statements.

                              SOYODO HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                             Statements of Cash Flow
                  For the Nine Months Ended September 30, 2005
                                   (Unaudited)

                                                               2005            2004
                                                            -----------     ----------
Cash Flows from Operating Activities:
     Net Loss                                               $ (202,546)     $  (9,023)
     Adjustments to reconcile net loss to net cash used
        by operating activities
        Depreciation                                             3,609
        Decrease (Increase) in Inventory                      (809,813)
        Decrease (Increase) in other currect assets            (49,332)
        Decrease (Increase) in security deposits              (137,577)
        Increase (Decrease) in accounts payable                795,398
        Increase (Decrease) in current liabilities              42,696          9,023
        Increase (Decrease) in advance from shareholders       (60,946)

Net Cash Used by Operating Activities                         (418,511)             -
                                                            -----------     ----------

Investing Activities:

     Purchase of property and equipment                       (111,199)             -

Net Cash from Investing Activities                            (111,199)             -
                                                            -----------     ----------
Financing Activities

     Net proceeds from issurance of common stock               250,000
     Increase in notes payable                                 119,069
     Increase in loan from shareholders                        180,000

Net Cash from Financing Activities                             549,069
                                                            -----------

Net Increase in Cash & Cash Equivalents                         19,359              -

Beginning Cash & Cash Equivalents                                    -              -
                                                            -----------     ----------

Ending Cash & Cash Equivalents                              $   19,359      $       -
                                                            ===========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                 $    5,612      $       -
                                                            ===========     ==========
     Cash paid for Income Taxes                             $       60      $       -
                                                            ===========     ==========

   The accompanying notes are an integral part of these financial statements.

                              SOYODO HOLDINGS, INC.
                          Notes to Financial Statements
                               September 30, 2005

Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

The Company was incorporated on May 15, 1997, under the laws of the state of Colorado. On January 16, 2003, TOP Group Corp., a New York corporation, purchased 4,400,000 shares of the Company's common stock, which represented 88% of the Company's outstanding capital stock at that time. Immediately prior to the change in control, the Company's purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended. In the second quarter of 2005, the company decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. As of September 30, 2005, four retail stores were up and running.

In March 2003, the Company changed its state of incorporation from Colorado to Delaware, and changed its name from Quixit, Inc. to TOP Group Holdings, Inc. In August of 2005, the company changed its name from TOP Group Holdings, Inc. to Soyodo Group Holdings, Inc. The Company's fiscal year end is December 31.

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

Note 2 - Property and Equipment:

The net property & equipment consist of $11,920 of equipment, $78,395 of furniture & fixture and $17,275 of leasehold improvement. The useful life is 5 year for equipment, 7 years for F & F and the length of respective leases for leasehold improvement. Straight-line method of depreciation is used.

Note 3 - Commitments--Operating leases:

As of September 30, 2005, the Company had entered into leases for six retail stores, of which five are located in California and one in Illinois. Those leases range from 2 years to five years with the total retail space of about 32,000 square feet. Our financial commitment for the 12-month period ending September 30, 2006 will be approximately $599,000. For the 36-month period ending September 30, 2008, our total financial commitment will be approximately $1,633,000, provided that our two-year leases are not renewed.

                           SOYODO GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                               September 30, 2005

Note 4 - Federal Income Taxes:

The Company has made no provision for income taxes because there have been no net income for financial statements or tax purposes.

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

  Deferred tax assets
         Net operating loss carry-forwards        $      421,127
         Valuation allowance                            (421,127)
                                                  --------------
         Net deferred tax assets                  $            0
                                                  ==============


As of September 30, 2005, the Company had net operating loss carry-forwards of approximately $ 421,127 for federal income tax purposes. These carry-forwards if not utilized to offset taxable income will begin to expire in 2010.

Note 5 - Going Concern:

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not earned any revenue from operations in 2004 and the first six months of 2005. However, in the second quarter of 2005, the company decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. As of September 30, 2005, the Company has leased six store locations in California and Illinois, of which four were up and running.

As of September 30, 2005, the Company's current assets exceed current liabilities only by $18,568. On the other hand, it has signed operating leases with financial commitment totaling $1,633,000 in the next three years. Therefore, the Company's ability to continue as a going concern is dependent upon its ability to achieve profitable operations and to develop additional sources of capital. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 6 - Capital Stock Transactions:

On March 25, 1999, the Company's Board of Directors approved an amendment to the Articles of Incorporation of the Company, declaring a 1 to 10 reverse stock split of outstanding common stock at March 25, 1999. In 2001, the Board of Directors declared a 5 to 1 forward stock split. On January 21, 2005, the company filed an Amended Certificate of Incorporation to increase the shares authorized to issue from 5,000,000 to 100,000,000 and to reduce the par value per share from $0.01 to $0.0001. No shares of common stock were issued in 2003 and 2004. However in the second quarter of 2005, the principal shareholder, Mr. Song Ru-hua , committed to contribute $250,000 in consideration for 2,000,000 common shares (restricted) to use as working capital. In addition on August 22, 2005, due to its inactive status and its intension to wind up, TOP Group Corp. (New York) conveyed its entire holding of Soyodo Group Holdings, Inc., a total of 4,400,000shares, to Mr. Song Ru-hua in partial satisfaction of his personal loan to TOP Group Corp. (New York). Therefore, as of September 30, 2005, Mr. Song Ru-hua owned 6,400,000 shares out of the total outstanding shares of 7,000,000, a 91.42% interest of the company.

All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to reflect the stock splits and the par value reduction.

Note 7 - Related Party Transactions:

The company imports all of its merchandise from a trading company in China, where our director, Fang Ye, has been its president and the majority shareholder. In addition, Mr. Song Ru-hua has been a majority owner of three privately held companies in California and New York, which are in the same line of business and import their merchandise from this same trading company. For the nine months ended September 30, 2005, however, we have not done any business with these three privately held companies.

Note 8 - Notes payable and Other Long Term Obligation:

The shareholder loan of $ 180,000 is from Mr. Song Ru-hua, which carries a deferred interest charge and will not be due until December 31, 2006. The loan from Eastwest Bank is a letter of credit facility, which will become due only after Mr. Song Ru-hua's collateral is withdrawn, which Mr. Song has no intension of doing for the next 15 months.

Note 9 - Segment Information:

The Company as of September 30, 2005 had operation only in the retail business in the U.S.A, approximately 95% of which is in California.

                                       END