Form 10QSB/A
period 2005-09-30
SOYODO GROUP HOLDINGS INC
filed 2006-03-06
CIK 1103640

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


  Dated: As of October 31, 2005             By: /s/ Song Ru-Hua
                                           ------------------------------------
                                            Song Ru-Hua
                                            President
                                            (Principal Executive Officer)

                              SOYODO HOLDINGS, INC.
                      (Formerly TOP Group Holdings, Inc.)
                                 Balance Sheets
                               September 30, 2005
                                (Not Reviewed)**

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
                                                                              ===============         =============

** Our Accountant, Michael Johnson, withdrew his registration with the PCAOB on 9/27/05

   The accompanying notes are an integral part of these financial statements.

                              SOYODO HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                            Statements of Operations
                  For the Nine Months Ended September 30, 2005
                                 (Not Reviewed)




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

                              SOYODO HOLDINGS, INC.
                      (Formerly TOP Group Holdings, Inc.)
                              Stockholders' Equity
                               September 30, 2005
                                 (Not Reviewed)

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

                                Indirect Method
                                 (Not Reviewed)

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