Form 10KSB
period 2005-12-31
SOYODO GROUP HOLDINGS INC
filed 2006-03-31
CIK 1103640

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark one):

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.

                  For the fiscal year ended December 31, 2005.

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                          Commission File No. 000-32341

                           SOYODO GROUP HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                 (Name of small business issuer in our charter)


            Delaware                                84-1485082
            --------                                ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

        Soyodo Group Holdings, Inc.
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

                    Common Stock, par value $0.0001 per share
                                (Title of Class)

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]; No [ ]

Check if disclosure of delinquent filers in response to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 894,533.00

Aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,646,800 as of March 10, 2006.

Shares of Common Stock outstanding as of December 31, 2005: 7,160,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Transitional Small Business Disclosure Format (check one): Yes [X]; No [ ]

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
PART I
      Item 1.   Description of Business...........................................................................1
      Item 2.   Description of Property...........................................................................2
      Item 3.   Legal Proceedings.................................................................................2
      Item 4.   Submission of Matters to a Vote of Security Holders...............................................2

PART II

      Item 5.   Market for Common Equity and Related Stockholder Matters..........................................2
      Item 6.   Management's Discussion and Analysis or Plan of Operation.........................................3
      Item 7.   Financial Statements..............................................................................4
      Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..............4
      Item 8A.  Controls and Procedures...........................................................................5


PART III

      Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with
                Section 16(a) of the Exchange Act.................................................................5
      Item 10.  Executive Compensation............................................................................7
      Item 11.  Security Ownership of Certain Beneficial Owners and Management....................................7
      Item 12.  Certain Relationships and Related Transactions....................................................7
      Item 13.  Exhibits and Reports on Form 8-K..................................................................8
      Item 14.  Principal Accountant Fees and Services............................................................8



This Annual Report on Form 10-KSB contains statements that constitute forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of TOP Group Holdings, Inc. (referred to in this report as the "Company" ,"we", "us" and "our" ) with respect to (i) our financing plans, (ii) trends affecting our financial condition or results of operations and (iii) the impact of competition. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under "Risk Factors," "Management's Discussion and Analysis or Plan of Operations" and "Description of Business," identifies important factors that could cause or contribute to such differences. See "Description of Business-Risk Factors." All forward looking statements should be read with caution."

                                     PART I

Item 1. Description of Business

General

The Company was incorporated as "Quixit, Inc." on May 15, 1997, under the laws of the State of Colorado. On January 16, 2003, we engaged in the Change in Control, whereby TOP Group Corp. (New York) purchased 4,400,000 shares of the Company's common stock from H. Daniel Boone, who was then President and Chairman of the board of directors. Right after the purchase, TOP Group Corp. (New York) owned 88% of our outstanding capital stock. On August 22, 2005, due to its inactive status and its intension to wind up, TOP Group Corp. (New York) conveyed its 4,400,000shares to Song Ru-hua, the Company's President and Chairman of the Board, in partial satisfaction of his personal loan to TOP Group Corp. (New York).

Prior to the Change in Control, our purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Since the Change in Control, we have no longer pursued this objective.

In the second quarter of 2005, we decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. As of December 31, 2005, the Company has opened up six stores in Temple City of California, San Francisco of California, Irvine of California, Westmont of Illinois, Hacienda Heights of California and Alhambra of California.

Description of Business

The Company has been in the retail business in locations within continental USA with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods from China. We import our merchandises directly from China. Our customers for books and CDs are mainly Chinese-reading immigrants while our lines of stationery, gifts and sports goods cater to the public as a whole. As of December 31, 2005, we have six stores in California and Illinois.

Competition

Competition in the retail business is intense. The barrier of new entries is quite low. Currently, our competitors are retail stores and online retailers selling similar merchandises to the public in those locations. Down the road, the Company may expand its line of merchandises and consequently encounter new competitors.

Employees

We presently have about 25 part-time and 17 full-time employees, inclusive of our officers.

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

Minimal Operating History or Revenue and Minimal Assets

We started our retail operation only in the second quarter of 2005. Prior to that, we did not have any revenues for duration of more that 7 years. Right now, we have no significant assets or financial resources. We are likely to have net operating losses in the near future.

Speculative Nature of Company's Proposed Operations

The success of our operation will depend to a great extent on the operations, financial condition and management of the business. This must be considered a speculative venture in all regards.

Continued Management Control & Limited Time Availability

At this time, none of our officers has entered into a written employment agreement with the Company. We have not obtained key man life insurance on any of our officers or directors. Loss of the services of any of these individuals would adversely affect development of our business and the likelihood of continuing operations.

Conflicts of Interest

Currently, the company imports all of its merchandise from a trading company in China, where our director, Fang Ye, has been its president and the majority shareholder. In addition, Mr. Song Ru-hua has been a majority owner of three privately held companies in California and New York, which are in the same line of retail business and import their merchandise from this same trading company in China. Based upon our internal review, all the transactions involving those related companies during 2005 are all arms-length transactions.

Lack of Market Research or Marketing Organization

We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for our contemplated future business. We have no marketing organization as of date of this report.

Item 2. Description of Property.

Our facility consists of a rented office located at 1398 Monterey Pass Road, Monterey Park, California, 91754 and 6 stores with 32,000 square feet. Those leases range from 2 years to 5 years with options to renew.


Item 3. Legal Proceedings.

We are not currently involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

On January 21, 2005, by written consent, our shareholders elected Song Ru-hua, Fang Ye and Zhou Tao to serve as our directors. At that time, the shareholders also adopted and approved a restatement to the company's Certificate of Incorporation to, among other things, to reflect prior amendments and re-appointed the Company's independent public accountant. At a special meeting in August of 2005, by written consent, our stockholders approved a change in our name from TOP Group Holdings, Inc. to Soyodo Group Holdings, Inc.



                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Price Range of Common Stock

(a)Our common stock was approved for trading on the over-the-counter market under the symbol "QXIT" (OTC Bulletin Board Symbol) effective in 2002. The symbol was changed to "TOPG.OB" in 2003 and changed again to "SOYD.OB" in 2005. The table below sets forth the high and low bid prices of our common stock for the periods indicated.

Year Ended December 31, 2005
                                              High Bid   Low Bid
                                              --------   -------
      1st quarter .......................       .10        .10
      2nd quarter .......................       .25        .10
      3rd quarter .......................       .65        .25
      4th quarter .......................      1.00        .25

Year Ended December 31, 2004
                                              High Bid   Low Bid
                                              --------   -------
      1st quarter .......................       .65        .10
      2nd quarter .......................       .10        .10
      3rd quarter .......................       .15        .10
      4th quarter .......................       .10        .10

Year Ended December 31, 2003
                                              High Bid   Low Bid
                                              --------   -------
      1st quarter .......................       .60        .10
      2nd quarter .......................       .10        .10
      3rd quarter .......................       .55        .10
      4th quarter .......................       .10        .05


The above quotations are inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Holders

There are approximately 56 record holders of our common stock. An aggregate of 6,560,000 shares of the issued and outstanding shares of our common stock are "restricted" securities.

Dividends

We have not paid any dividends, and we have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

On June 1, 2005, Song Ru-hua committed to acquire 2,000,000 common shares (restricted) for $250,000. On December 15, 2005, our three officers, Wu Hai, Li Ke-Guang and Zhang Hao, committed to acquire 160,000 shares (restricted) for $80,000.

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

Background

On January 16, 2003, we engaged in the Change in Control, whereby TOP Group New York purchased 4,400,000 shares of the Company's common stock from H. Daniel Boone, who was then President and Chairman of the board of directors.

Prior to the Change in Control, our purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). After the Change in Control, we started to pursue other plans.

In the second quarter of 2005, we decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. As of December 31, 2005, the Company has opened up six stores in California and Illinois.

At the special meeting in March of 2003, our stockholders approved a change in our state of incorporation from Colorado to Delaware. Later in March, our stockholders approved a change in our name from Quixit, Inc. to TOP Group Holdings, Inc. Again at the special meting in August of 2005, our stockholders approved a change in our name from TOP Group Holdings, Inc. to Soyodo Group Holdings, Inc.

A. PLAN OF OPERATIONS

We presently operate in the retail business in locations within continental USA with large Chinese immigrant populations.

Results of Operations for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

We had had retail sales of $ 894,533 and a gross profit of $303,655 during the twelve months ended December 31, 2005, compared with none in the twelve months ended December 31, 2004. On the other hand, we incurred $ 725,954 in operating expenses in the twelve months ended December 31, 2005, compared to $ 26,516 in the twelve months ended December 31, 2004. The year 2005 was the first time that we got into the retail business. As a result, we incurred heavy advertising expenditure, at about $ 74,540, which should be of benefit to us in the future. The remaining major expenses are stores' rent of $ 186,137 and payroll expense of $ 271,171. We had a net loss of $ 435,086 in the twelve months ended December 31, 2005, compared to $ 26,516 in the twelve months ended December 31, 2004.

B. LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had about $ 105,439 operating capital, thanks to a personal loan of $180,000 from Mr. Song Ru-hua and an Eastwest bank loan of $ 444,317, backed personally by Mr. Song Ru-hua. If the revenue stream and the cash flow from those stores are not up to our expectation, we may continue to rely upon advances or loans from shareholders to pay our expenses. However, we have no commitments from any person for advances or loans. Please refer to Note #8 of Financial Statements for more information.

We incurred a loss of $ 435,086 from operations for the twelve months ended December 31, 2005, and losses are expected in the future as well. This does raise substantial doubt about our ability to continue as a going concern. Our plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7. Financial Statements

The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Consolidated Financial Statements," following Part III of this Annual Report on Form 10-KSB.

Item 8. Disagreements With Accountants on Accounting and Financial Disclosure

On February 17, 2006, we dismissed Michael Johnson & Co., LLC ("Johnson") of Denver, Colorado as our independent public accountant, for he is retiring. The decision to discontinue our relationship with Johnson was approved by our Board of Directors and was made cooperatively with him. During the two prior fiscal years and through the date of our decision to dismiss Johnson, there were no disagreements with Johnson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Also on February 17, 2006, our Board of Directors retained Jaspers + Hall, PC (Jaspers) of Denver, Colorado as our new independent public accountant. We engaged Jaspers to audit our financial statements for the fiscal years ended December 31, 2005. During the year ended December 31, 2005 and through the date of appointment, neither we nor anyone on our behalf has consulted with Jaspers regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

The principal accountants' reports on our financial statements for any of the past two years contained no adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope, or accounting principles, except for the "going concern" qualification.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-l5(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC' s rules and forms.

Management`s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- 15(f) and l5d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.



Name                        Age         Position
----                        ---         --------
Song Ru-Hua                 44          Chairman of the Board of Directors
                                        & President

Zhao Xiao-Zhong             43          Treasurer and Principal Financial &
                                        Accounting Officer

Wu Hai                      28          Secretary

Li Ke-Guang                 56          Vice President

Zhang Hao                   30          Vice President

Fang Ye                     47          Independent Director

Zhou Tao                    34          Independent Director

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

BIOGRAPHICAL INFORMATION

SONG RU-HUA, age 44, serves as Chairman of the Board of the Company. He is also the Chairman of TOP Group, a Chinese conglomerate engaged in high tech software, hardware, education and related business. After graduating from the University of Electronic Science and Technology of China in 1983, Mr. Song accepted a position teaching physics there, and published more than one hundred papers. In February of 1992, Mr. Song and two other teachers established TOP Group, and, in ten years, have taken it from a small private company with fewer than twenty employees to a large-scale hi-tech enterprise. Mr. Song has received his many honors, including being named one of the "Ten Men of the Moment" in China's IT industry and one of the "Most Prominent Young People in China's Software Industry" in 2000, and one of China's 100 Richest Business People by Forbes in 2000, 2001, and 2002.

ZHAO XIAO-ZHONG, age 43, has been an accountant for Soyodo Group Holdings, Inc. since September of 2005. She received her Bachelor of Science in accounting in 1984 from Jilin Finance and Trade College in China, and her Master degree in Economics from China People's University in 1996. Zhao has over 20 years of accounting experiences both in China and the United States.


WU HAI, age 27, serves as Secretary. Mr. Wu is presently studying for an MBA degree at the University of Southern California. In 2003, he was a consultant in Beijing, China for IBM Corp., and from 2000 to 2003, he was a consultant in Beijing for Unisys Corp. Mr. Wu received a Bachelor of Engineering in 2000 from Shanghai Jiao-Tong University in China.

LI KE-GUANG, age 56, has been Vice President of Coll, Inc., a New York retail company owned by Ru-Hua Song, the Chairperson and President of the corporation, since July of 2005. He received his Business Law degree from Beijing Business College in 1992. Li has been involved with managerial positions at various enterprises in China and the United States.

ZHANG HAO, age 30, has been a manager for Soyodo Group Holdings, Inc. since June of 2005. He received his associate degree in Foreign Trade English from Suzhou Vocational College in China in 1996. After that, Zhang has been working in various business capacities for companies both in China and the United States.

FANG YE, age 47, serves as an independent member of the Board of Directors. Since 2000, Mr. Fang has been Vice President of Healthcare Industrial Corp. in Chengdu, China. From 1983 to 2000, he was Deputy Director of Nanjing Fiberglass Research & Design Institute in Nanjing, China. Mr. Fang received his Bachelor of Science in 1983 from Jilin University in China.

ZHOU TAO, age 34, serves as an independent member of the Board of Directors. Since 2001, Mr. Zhou has served as an Assistant President of Healthcare Industrial Corp in Chengdu, China. From 1983 to 2000, he served as Senior Vice President of TOP Group's operations in Chengdu. Mr. Zhou received a Bachelor of Engineering in 1993 from the University of Electronic Science & Technology of China.

Compliance with Section 16(a) of the Exchange Act

All of our officers and directors, and all persons who own more than ten percent of a registered class of our equity securities, have filed the reports of ownership and changes in ownership with the SEC as required under Section 16(a) of the Exchange Act. However, it should be noted that some of those reports were late in the filing. For Song Ru-Hua, the President, and Wu Hai, the Secretary, their Form 3s were filed on August 8, 2005 while the date of event was January 21, 2005. For Fang Ye and Zhou Tao, the two independent directors, their Form 5s were filed on February 14, 2006 while the date of event was January 21, 2005.

Conflicts of Interest.

Members of our management are associated with other companies involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

Item 10. Executive Compensation.

We are a small company whereby our officers are being paid modestly and our outside directors receive no compensations at all. The salaries paid to officers during 2005 are as follows:

Name                  Length of time served       Aggregate compensation in 2005

Song Ru-Hua                 2004 to Date                    $15,700
Zhao Xiao-Zhong          12/2005 to Date                      7,092
Wu Hai                    1/2005 to Date                       None
Li Ke-Guang              12/2005 to Date                       None
Zhang Hao                12/2005 to Date                     14,795

None of the officers or directors is accruing any compensation pursuant to any agreement with the Company. Furthermore, no retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.



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



Name and Address                                Shares Beneficially Owned
of Beneficial Owner                           Number                  Percent
-------------------                           ------                  -------

Song Ru-Hua                                  6,400,000                89.38%

Wu Hai                                          40,000                 0.56%

Li Ke-Guang                                    100,000                 1.39%

Zhang Hao                                       20,000                 0.28%

All directors and executive                  6,560,000                91.62%
officers as a group (4 persons)

Item 12. Certain Relationships and Related Transactions.

Currently, the company imports all of its merchandise from a trading company in China, where our director, Fang Ye, has been its president and the majority shareholder. In addition, Song Ru-hua has been a majority owner of three privately held companies in California and New York, which are in the same line of retail business and import their merchandise from this same trading company in China. Based upon our internal review, all the transactions involving those related companies during 2005 are all arm's-length transactions.

From time to time during 2004 and 2005, our President, Song Ru-Hua, provided loans to us as working capital. As of December 31, 2005, we owed him $ 180,000, which is not due until December 31, 2006.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits
Exhibit
Number      Description
3.1         Articles of Amendment to the Articles of Incorporation of the
            Company (incorporated by reference to the Company's proxy statement on Schedule 14A filed with the Commission on March 5, 2003 (the "Proxy Statement")

3.2 Agreement and Plan of Merger between Quixit, Inc., a Colorado corporation, and TOP Group Corporation(now known as SOYODO Group Holdings, Inc.), a Delaware corporation (incorporated by reference to the Proxy Statement)

3.3 Certificate of Incorporation of the Company (incorporated by reference to the Proxy Statement)

3.4         By-Laws of the Company (incorporated by reference to the Proxy
            Statement)

3.5 Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to the information statement on schedule 14c filed with the Commission on March 15, 2005)

3.6 Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to the information statement on Schedule 14C filed with Commission on August 26, 2005)

99.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

(b) Reports on Form 8-K

      We filed a report on Form 8-K on July 12, 2005 to inform the signing of two store leases and the contribution of $250,000 by Song Ru-hua for 2,000,000 restricted shares. We filed a report on Form 8-K on September 20, 2005 to inform the signing of four new store leases. On September 22, 2005, we filed another report on Form 8-K to inform the name change from TOP Group Holdings, Inc. to Soyodo Group Holdings, Inc. On December 15, 2005, we filed a report on Form 8-K to inform the departure of our Principal Financial & Accounting Officer and the appointments of three new principal officers together with the subscriptions of 160,000 restricted common shares by our officers. On February 21, 2006, we filed a report on Form 8-K to inform the replacement of Michael Johnson & Co., LLC, for he is retiring, by Jaspers + Hall, PC (Jaspers) of Denver, Colorado as our independent public accountant.

Item 14.  Principal Accountant Fees and Services.

The following table shows the fees that we paid or accrued for the audit provided by Jaspers + Hall, PC for 2005 and Michael Johnson & Co., LLC for 2004:

                      Fiscal Year ended 12/31/04      Fiscal Year ended 12/31/05

Audit fees                   $2000.00                           $15000.00

Audit fees---This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advise on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

                                                        SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SOYODO Group Holdings, Inc.


Dated: As of March 29, 2006          By: /s/ Zhao Xiao-Zhong
                                         -----------------------------------
                                         Zhao Xiao-Zhong
                                         Treasurer
                                         (Principal Financial and Accounting
                                         Officer)


Dated: As of March 29, 2006          By: /s/ Song Ru-Hua
                                         -----------------------------------
                                         Song Ru-Hua
                                         President
                                         (Principal Executive Officer)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Soyodo Group Holdings, Inc
Monterey Park, CA 91754


We have audited the accompanying balance sheet of Soyodo Group Holdings, Inc., as of December 31, 2005 and the related statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The December 31, 2004 financial statements of Soyodo Group Holdings, Inc., were audited by another auditor who has ceased operations. That auditor expressed an unqualified opinion on those financial statements in his report dated February 22, 2005.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Soyodo Group Holdings, Inc. as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles of the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5, condition exist which raised substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                  /s/ JASPERS + HALL, PC
Denver, Co
March 27, 2006

                              SOYODO HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                                 Balance Sheets
                                  December 31,


                                                          2005          2004
                                                      -----------   -----------
ASSETS

Current Assets:
Cash & cash equivalents                               $   105,439   $        --
Inventory, retail                                         643,356            --
Prepaid expenses                                           28,732            --
Related parties receivable                                125,334            --
                                                      -----------   -----------

  Total Current Assets                                    902,861            --
                                                      -----------   -----------

  Property & equipment, net                               212,550            --
  Security deposits                                       137,962            --
                                                      -----------   -----------

TOTAL ASSETS                                          $ 1,253,373   $        --
                                                      ===========   ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
 Current Liabilities
Accounts payable & accrued expense                    $   794,354   $        --
Accrued payroll & related liabilities                      24,197            --
Accrued other liabilities                                  43,379         2,260
Advance from shareholders                                 180,000        80,528
Note payable                                              444,317            --
                                                      -----------   -----------

 Total Current Liabilities                              1,486,247        82,788
                                                      -----------   -----------


Stockholders Equity (Deficit)
Common stock, $.0001 par value, 100,000,000 shares            716           500
authorized, 7,160,000 shares issued and outstanding
as of 12/31/05, and 5,000,000 as of 12/31/04
Additional Paid-In Capital                                465,077       135,293
Stock subscription receivable                             (45,000)           --
Accumulated Deficit                                   $  (653,667)     (218,581)
                                                      -----------   -----------

Total Stockholders' Equity ( Deficit)                    (232,874)      (82,788)
                                                      -----------   -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)    $ 1,253,373   $        --
                                                      ===========   ===========

                              SOYODO HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                            Statements of Operations
                         For the year Ended December 31,

                                                   2005                 2004
                                                -----------         -----------
Net Sales                                       $   894,533         $        --
                                                -----------         -----------

Cost of Goods Sold                              $  (590,878)
                                                -----------         -----------

Gross Profit                                        303,655                  --
                                                -----------         -----------

Operating Expenses
  Sales & Marketing                                  94,446
  Store Rents                                       186,137                  --
  General & Administrative                          445,371              26,516
                                                -----------         -----------

Total Operating Expenses                            725,954              26,516
                                                -----------         -----------

Net Loss From Operations                        $  (422,299)        $   (26,516)
                                                -----------         -----------

Interest Expense                                     12,787

Net Income                                      $  (435,086)        $   (26,516)
                                                -----------         -----------

Per Share Information:
  Weighted average number
  of common shares outstanding                    6,179,616           5,000,000
                                                -----------         -----------

Net Loss per common share                       $     (0.07)                  *
                                                ===========         ===========

 * Less than $0.01

                              SOYODO HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                              Stockholders' Equity
                                December 31, 2005

                                        COMMON STOCKS               Additional                           Stock             Total
                                 -----------------------------        Paid-In        Accumulated      Subscription     Stockholders'
                                  # of Shares       Amount            Capital          Deficit         Receivable         Equity
                                 -------------   -------------    -------------    -------------     -------------    -------------
Balance -  December 31, 2003         5,000,000             500          135,293         (192,065)               --          (56,272)
                                 -------------   -------------    -------------    -------------     -------------    -------------

Net Loss for Year                           --              --               --          (26,516)               --          (26,516)
                                 -------------   -------------    -------------    -------------     -------------    -------------

Balance -  December 31, 2004         5,000,000             500          135,293         (218,581)               --          (82,788)
                                 -------------   -------------    -------------    -------------     -------------    -------------

Issurance of stock for cash          2,160,000             216          329,784               --            45,000          285,000
Stock subscription receivable
Net Loss 1/1/05 TO 12/31/05                 --              --               --         (435,086)               --         (435,086)
                                 -------------   -------------    -------------    -------------     -------------    -------------

Balance -  December 31, 2005         7,160,000   $         716    $     465,077    $    (653,667)    $      45,000    $    (232,874)
                                 =============   =============    =============    =============     =============    =============

                              SOYODO HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                             Statements of Cash Flow
                         For the year Ended December 31,

                                Indirect Method

                                                           2005          2004
                                                         ---------    ---------
Cash Flows from Operating Activities:

  Net Loss                                               $(435,086)   $ (26,516)
  Adjustments to reconcile net loss to net cash used
  by operating activities
  Depreciation                                              16,074
  Decrease (Increase) in Inventory                        (643,356)
  Decrease (Increase) in other currect assets             (154,066)
  Decrease (Increase) in security deposits                (137,962)
  Increase (Decrease) in accounts payable                  794,354
  Increase (Decrease) in current liabilities                65,316        2,260

Net Cash Used by Operating Activities                     (494,726)     (24,256)
                                                         ---------    ---------

Investing Activities:

  Purchase of property and equipment                      (228,624)          --

Net Cash from Investing Activities                        (228,624)          --
                                                         ---------    ---------

Financing Activities

  Net proceeds from issurance of common stock              285,000
  Increase in notes payable                                444,317
  Increase in loan from shareholders                        99,472       24,256

Net Cash from Financing Activities                         828,789       24,256
                                                         ---------    ---------

Net Increase in Cash & Cash Equivalents                    105,439           --

Beginning Cash & Cash Equivalents                               --           --
                                                         ---------    ---------

Ending Cash & Cash Equivalents                           $ 105,439    $      --
                                                         =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for Interest                                 $  12,787    $      --
                                                         =========    =========
  Cash paid for Income Taxes                             $     860    $      60
                                                         =========    =========

                              SOYODO HOLDINGS, INC.
                          Notes to Financial Statements
                                December 31, 2005

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

In the second quarter of 2005, the company decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. As of December 31, 2005, six retail stores were up and running.

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

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares outstanding during the period.

Other Comprehensive Income:

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Inventory:

The valuation method used for our closing inventory is lower of cost or market.

Note 2 - Property and Equipment:

The net property & equipment consist of $21639 of equipment, $140,359 of furniture & fixture, $49,111 of leasehold improvement and $1,441 of software. The useful life is 5 years for equipment, 7 years for F & F, the length of respective leases for leasehold improvement, and 3 years for software. Straight-line method of depreciation is used.

Note 3 - Commitments--Operating leases:

As of September 30, 2005, the Company had entered into leases for six retail stores, of which five are located in California and one in Illinois. Those leases range from 2 years to five years with the total retail space of about 32,000 square feet. Our financial commitment for the 12-month period ending December 31, 2006 will be approximately $599,000. For the 36-month period ending December 31, 2008, our total financial commitment will be approximately $1,558,000, provided that our two-year leases are not renewed

                           SOYODO GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                December 31, 2005


Note 4 - Federal Income Taxes:

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

Deferred tax assets
       Net operating loss carry-forwards                              $ 653,667
       Valuation allowance                                             (653,667)
                                                                      ---------
       Net deferred tax assets                                        $       0
                                                                      =========

As of December 31, 2005, the Company had net operating loss carry-forwards of approximately $ 653,667 for federal income tax purposes. These carry-forwards if not utilized to offset taxable income will begin to expire in 2010.

Note 5 - Going Concern:

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not earned any revenue from operations in 2004 and the first six months of 2005. In the second quarter of 2005, the company decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. As of December 31, 2005, the Company has leased six store locations in California and Illinois.

As of December 31, 2005, the Company's current liabilities exceed current assets by $ 583,387, and its net worth is negative $232,874. Furthermore, it has signed operating leases with financial commitment totaling $1,558,000 in the next three years. Therefore, the Company's ability to continue as a going concern is dependent upon its ability to achieve profitable operations and to develop additional sources of capital. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

No shares of common stock were issued in 2003 and 2004. However in the second quarter of 2005, the principal shareholder, Mr. Song Ru-hua, contributed $250,000 in consideration for 2,000,000 common shares (restricted) to be used as working capital. On December 15, 2005, three officers of the company committed to contribute $ 80,000 in consideration for 160,000 common shares (restricted).

All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to reflect the stock splits and the par value reduction.

Note 7 - Related Party Transactions:

The company imports all of its merchandise from a trading company in China, where our director, Fang Ye, has been its president and the majority shareholder. In addition, Mr. Song Ru-hua has been a majority owner of three privately held companies in California and New York, which are in the same line of business and import their merchandise from this same trading company. For the year ended December 31, 2005, we did have transactions with these three privately held companies, mainly the sales of merchandise to them at our wholesale rate. As of December 31, 2005, we had a total of related party receivable of $ 125,334 against these three companies.

                           SOYODO GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                December 31, 2005

Note 8 - Notes payable (current) and loans from shareholders:

The shareholder loan of $ 180,000 is from Mr. Song Ru-hua, which carries a deferred interest charge and will not be due until December 31, 2006. The loan from Eastwest Bank is a letter of credit facility with Mr. Song Ru-hua's personal collateral. It will become due in May of 2006 unless the renewal is successfully arranged before that time.

Note 9 - Segment Information:

The Company as of December 31, 2005 had operation only in the retail business in the U.S.A, approximately 92.60% of which is in California and the remaining is in Illinois.

Note 10 - Financial Accounting Developments:

Recently Issued Accounting Pronouncements

In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Company has not issued any financial instruments with such characteristics.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), "Consolidation of Variable Interest Entities" (FIN No. 46R), which addresses how a business enterprise should evaluate , whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN 46R to variable interests in variable interest entities ("VIE") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004 the interpretation is applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying value is not practicable, fair value at the date FIN No. 46R first applies may be used measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any interest in VIEs.

In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning June 15, 2005. The new statement will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and the evaluation the effect that the adoption of SFAS 123R will have on the financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges". SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of SFAS No. 151 does not have an impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets, an amendment of APB Opinion No. 29. The guidance in APB opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchange of non-monetary assets should be measured on the fair value of the assets exchanges. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company's financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

                           SOYODO GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                December 31, 2005

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.