Form 10QSB
period 2006-03-31
SOYODO GROUP HOLDINGS INC
filed 2006-05-30
CIK 1103640

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     |X| Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

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

  The number of shares outstanding of our Common Stock, $0.0001 par value per share, as of March 31, 2006, was 7,160,000 shares.

           Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

                           Soyodo Group Holdings, Inc.



                              INDEX TO FORM 10-QSB

                                                                            PAGE

PART I.  Financial Information

Item 1.  Financial Statements..................................................1

Item 2.  Management's Discussion and Analysis of Plan of Operation.............1

Item 3.  Controls and Procedures...............................................2

PART II. Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...........3

Item 4.  Submission of Matters to a Vote of Security Holders...................3

Item 6.  Exhibits and Reports on Form 8-K .....................................3

SIGNATURES ....................................................................4

CERTIFICATIONS...............................................................5-7

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

In the second quarter of 2005, we decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. As of March 31, 2006, the Company has opened up six stores in Temple City of California, San Francisco of California, Irvine of California, Westmont of Illinois, Hacienda Heights of California and Alhambra of California.

At the special meeting in March of 2003, our stockholders approved a change in our state of incorporation from Colorado to Delaware. Later in March, our stockholders approved a change in our name from Quixit, Inc. to TOP Group Holdings, Inc. Again at the special meting in August of 2005, our stockholders approved a change in our name from TOP Group Holdings, Inc. to Soyodo Group Holdings, Inc.

A. PLAN OF OPERATIONS

We presently operate in the retail business in locations within continental USA with large Chinese immigrant populations. Our merchandise consists of mainly Chinese books, pre-recorded CDs, stationery, gifts and sports goods. Competition in the retail business is intense. The barrier of new entries is quite low.

Results of Operations for the three months Ended March 31, 2006 Compared to the three months Ended March 31, 2005

We had retail sales of $ 680,103 and a gross profit of $278,720 during the three months ended March 31, 2006, compared with none in the three months ended March 31, 2005. On the other hand, we incurred $ 458,387 in operating expenses in the three months ended March 31, 2006, compared to $ 3,553 in the three months ended March 31, 2005. The year 2005 was the first time that we got into the retail business. During the three months ended March 31, 2006, we incurred $15,133 in advertising expenditure, $154,219 in stores' rents and $212,964 in payroll expense. We had a net loss of $ 187,158 in the three months ended March 31, 2006, compared to $ 3,553 in the three months ended March 31, 2005.

B. LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had $ 145,898 operating capital, thanks to a loan of $280,000 from Mr. Song Ru-hua, another loan of $50,000 from our director, Fang Ye, and an Eastwest bank loan of $ 500,000 backed personally by Song Ru-hua. If the revenue stream and the cash flow from those stores are not up to our expectation, we may continue to rely upon advances or loans from shareholders to pay our expenses. However, we have no commitments from any person for advances or loans.

We incurred a loss of $ 187,158 from operations for the three months ended March 31, 2006, and losses are expected in the future as well. This does raise substantial doubt about our ability to continue as a going concern. Our plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Based on their evaluation as of March 31, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-l5(e) and 15d-15(e) under the Securities Exchange Act of I 934, as amended) were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC' s rules and forms.

Management`s Report on Internal Control over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- 15(f) and l5d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2006, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Control over Financial Reporting

      There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June of 2005, we had an unregistered sale of 2,000,000 shares to Ru-Hua Song for $ 250,000. The proceeds have been utilized as our working capital to open up retail stores. On December 15, 2005, our three officers, Wu Hai, Li Ke-Guang and Zhang Hao, committed to acquire 160,000 shares (restricted) for $80,000. However, we still have a $45,000 in our stock subscription receivable account as of today, which means we may need to reverse some of those officers' subscription in the future.

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

      3.4 By-Laws of the Company (incorporated by reference to the Proxy Statement)

      3.5 Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's proxy statement on Schedule 14C filed with the commission on March 15, 2005 for an increase of authorized shares)

      3.6 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's proxy statement on Schedule l4C filed with the commission on August 26, 2005 for a name change)

      31.1    Certification

      31.2    Certification

      32      Certification

      b)      Reports on Form 8-K

      We filed a report on Form 8-K on February 21, 2006 to inform the replacement of Michael Johnson & Co., LLC by Jaspers + Hall, PC of Denver, Colorado as our new public accountant. Michael Johnson withdrew his registration with the PCAOB on September 27, 2005. Because of this, we filed another report on Form 8-K on March 8, 2006 to inform that our financial statements in our Form 10-QSB for the quarterly period ended September 30, 2005 should no longer be replied upon, and that we would ask our successor independent public accountant, Jaspers + Hall, PC, to re-review those financial statements to remove this deficiency, which was done on April 13, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SOYODO Group Holdings, Inc.





Dated:  May 2, 2006                    By: /s/ Zhao Xiao-Zhong
                                           ------------------------------------
                                           Zhao Xiao-Zhong
                                           Treasurer
                                           (Principal Financial and Accounting
                                           Officer)


Dated: May 2, 2006                     By: /s/ Song Ru-Hua
                                           ------------------------------------
                                           Song Ru-Hua
                                           President
                                           (Principal Executive Officer)

                              SOYODO HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                                 Balance Sheets
                                    March 31,
                                   (Unaudited)

                                                                  2006           2005
                                                               -----------    -----------
ASSETS

   Current Assets:
      Cash & cash equivalents                                  $   145,898    $      --
      Inventory, retail                                            816,968           --
      Prepaid expenses                                               4,381           --
      Related parties receivable                                    97,027           --

  Total Current Assets                                           1,064,274           --
                                                               -----------    -----------

  Property & equipment, net                                        205,718           --
  Security deposits                                                137,962           --

TOTAL ASSETS                                                   $ 1,407,954    $      --
                                                               ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
    Current Liabilities
         Accounts payable & accrued expense                    $   912,990    $      --
         Accrued payroll & related liabilities                      38,941           --
         Accrued other liabilities                                  46,055          3,553
         Advance from shareholders & directors                     330,000         82,788
         Note payable                                              500,000           --
                                                                              -----------

    Total Current Liabilities                                    1,827,986         86,341
                                                               -----------    -----------


   Stockholders Equity (Deficit)
      Common stock, $.0001 par value, 100,000,000 shares               716            500
         authorized, 7,160,000 shares issued and outstanding
         as of 3/31/06, and 5,000,000 as of 3/31/05
      Additional Paid-In Capital                                   465,077        135,293
      Stock subscription receivable                                (45,000)          --
      Accumulated Deficit                                      $  (840,825)      (222,134)
                                                               -----------    -----------

   Total Stockholders' Equity ( Deficit)                          (420,032)       (86,341)
                                                               -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)             $ 1,407,954    $      --
                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              SOYODO HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                            Statements of Operations
                      For the three months Ended March 31,
                                   (Unaudited)



                                                 2006           2005
                                              -----------    -----------


Net Sales                                     $   680,103    $      --
                                              -----------    -----------

Cost of Goods Sold                            $  (401,383)
                                              -----------    -----------

Gross Profit                                      278,720           --
                                              -----------    -----------

Operating Expenses
     Sales & Marketing                             21,636
     Store Rents                                  154,219           --
     General & Administrative                     282,532          3,553

Total Operating Expenses                          458,387          3,553
                                              -----------    -----------

Net Loss From Operations                      $  (179,667)   $    (3,553)
                                              -----------    -----------

Interest Expense                                    7,491

Net Income                                    $  (187,158)   $    (3,553)
                                              -----------    -----------

Per Share Information:
     Weighted average number
     of common shares outstanding               7,160,000      5,000,000
                                              -----------    -----------

Net Loss per common share                     $     (0.03)            *)
                                              ===========    ===========

* Less than $0.01



   The accompanying notes are an integral part of these financial statements.

                              SOYODO HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                              Stockholders' Equity
                                 March 31, 2006
                                   (Unaudited)

                                          COMMON STOCKS
                                    --------------------------    Additional                        Stock           Total
                                                                    Paid-In        Accumulated    Subscription   Stockholders'
                                      # of Shares    Amount         Capital        Deficit        Receivable        Equity
                                    ------------    ----------    ------------   -------------   -------------   -------------

Balance -  December 31, 2003          5,000,000           500         135,293        (192,065)             -          (56,272)
                                    ------------    ----------    ------------   -------------   -------------   -------------

Net Loss for the Year                         -             -               -         (26,516)             -          (26,516)
                                    ------------    ----------    ------------   -------------   -------------   -------------

Balance -  December 31, 2004          5,000,000           500         135,293        (218,581)             -          (82,788)
                                    ------------    ----------    ------------   -------------   -------------   -------------

Issurance of stock for cash           2,160,000           216         329,784               -          45,000         285,000
Net Loss for the year                         -             -               -        (435,086)             -         (435,086)
                                    ------------    ----------    ------------   -------------   -------------   -------------
Balance -  December 31, 2005          7,160,000           716         465,077        (653,667)         45,000        (232,874)
                                    ------------    ----------    ------------   -------------   -------------   -------------

Net Loss 1/1/06 to 3/31/06                                                           (187,158)                       (187,158)
                                                                                                                 -------------
Balance -  March 31, 2006             7,160,000           716         465,077        (840,825)       $ 45,000        (420,032)
                                    ============    ==========    ============   =============   =============   =============

   The accompanying notes are an integral part of these financial statements.

                              SOYODO HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                            Statements of Cash Flows
                      For the three months Ended March 31,

                                 Inderect Method
                                   (Unaudited)

                                                            2006         2005
                                                          ---------    ---------
Cash Flows from Operating Activities:
     Net Loss                                             $(187,158)   $  (3,553)
     Adjustments to reconcile net loss to net cash used
        by operating activities
        Depreciation                                          9,426
        Decrease (Increase) in Inventory                   (173,612)
        Decrease (Increase) in other currect assets          52,658
        Decrease (Increase) in security deposits               --
        Increase (Decrease) in accounts payable             118,636
        Increase (Decrease) in current liabilities           17,420        3,553

Net Cash Used by Operating Activities                      (162,630)        --
                                                          ---------    ---------

Investing Activities:

     Purchase of property and equipment                      (2,594)        --

Net Cash from Investing Activities                           (2,594)        --
                                                          ---------    ---------

Financing Activities

     Net proceeds from issurance of common stock               --           --
     Increase in notes payable                               55,683         --
     Increase in loan from shareholders & directors         150,000         --

Net Cash from Financing Activities                          205,683         --
                                                          ---------    ---------

Net Increase in Cash & Cash Equivalents                      40,459         --

Beginning Cash & Cash Equivalents                           105,439         --
                                                          ---------    ---------

Ending Cash & Cash Equivalents                            $ 145,898    $    --
                                                          =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                               $   7,491    $    --
                                                          =========    =========
     Cash paid for Income Taxes                           $    --      $    --
                                                          =========    =========

   The accompanying notes are an integral part of these financial statements.

                              SOYODO HOLDINGS, INC.
                          Notes to Financial Statements
                                 March 31, 2006

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

In the second quarter of 2005, the company decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. As of March 31, 2006, six retail stores were up and running.

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

Note 2 - Property and Equipment:

The net property & equipment consist of $21700 of equipment, $134,960 of furniture & fixture, $47,761 of leasehold improvement and $1,297 of software. The useful life is 5 years for equipment, 7 years for F & F, 5 years (the length of most of our leases) for leasehold improvement, and 3 years for software. Straight-line method of depreciation is used.

Note 3 - Commitments--Operating leases:

As of March 31, 2006, the Company had entered into leases for six retail stores, of which five are located in California and one in Illinois. Those leases range from 2 years to five years with a total retail space of 32,000 square feet. Without adjustment for cost escalation clauses, our minimum lease payments will be about $599,000 for the 12-month period ending March 31, 2007, about $1,385,000 for the 36-month period ending March 31, 2009, provided that our two-year leases are not renewed.

                           SOYODO GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                 March 31, 2006


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

Deferred tax assets
       Net operating loss carry-forwards           $      840,825
       Valuation allowance                               (840,825)
                                                   --------------
       Net deferred tax assets                     $            0
                                                   ==============


As of March 31, 2006, the Company had net operating loss carry-forwards of approximately $ 840,825 for federal income tax purposes. These carry-forwards if not utilized to offset taxable income will begin to expire in 2010.

Note 5 - Going Concern:

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company commenced its retail operation in the third quarter of 2005 in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. As of March 31, 2006, the Company has six stores in California and Illinois.

As of March 31, 2006, the Company's current liabilities exceed current assets by $ 763,712, and its net worth is negative $ 420,032. Furthermore, it has signed operating leases with financial commitment totaling $1,385,000 in the next three years. Therefore, the Company's ability to continue as a going concern is dependent upon its ability to achieve profitable operations and to develop additional sources of capital. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 7 - Related Party Transactions:

The company imports all of its merchandise from a trading company in China, where our director, Fang Ye, has been its president and the majority shareholder. In addition, Mr. Song Ru-hua has been a majority owner of three privately held companies in California and New York, which are in the same line of business and import their merchandise from this same trading company. For the three months ended March 31, 2006, we did have transactions with these three privately held companies, mainly the sales of merchandise to them at our wholesale rate. As of March 31, 2006, we had a total of related party receivable of $ 97,027 against these three companies.

Note 8 - Notes payable (current) and loans from shareholders:

The shareholder loan of $ 280,000 is from Mr. Song Ru-hua, while the director loan of $ 50,000 is from Mr. Fang Ye. Both carry a deferred interest charge and will not be due until December 31, 2006. The loan from Eastwest Bank is a letter of credit facility with Mr. Song Ru-hua's personal guarantee. It will become due in May of 2006 unless the renewal is successfully arranged before that time.

Note 9 - Segment Information:

The Company as of March 31, 2006 had operation only in the retail business in the U.S.A, approximately 92.60% of which is in California and the remaining is in Illinois.