Form 10QSB
period 2006-06-30
SOYODO GROUP HOLDINGS INC
filed 2006-08-01
CIK 1103640

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     |X| Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2006

    |_| Transition report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

        For the transition period from _______________ to _______________

                        Commission File Number:000-32341

                           Soyodo Group Holdings, Inc.
                       (Formerly TOP Group Holdings, Inc.)
        (Exact Name of Small Business Issuer as Specified in Its Charter)



         Delaware                                               84-1482082
--------------------------------                             ------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


                1398 Monterey Pass Road, Monterey Park, CA 91754
          (Address of Principal Executive Offices, Including Zip Code)

                                 (323) 981-0100
                (Issuer's Telephone Number, Including Area Code)

        The number of shares outstanding of our Common Stock, $0.0001 par value per share, as of June 30, 2006, was 8,195,000 shares.

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

In the second quarter of 2005, we decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. Over the next six months, the Company has opened up six stores, five in California and one in Illinois. However on June 30, 2006, the Company decided to concentrate on its wholesale operation and let Ru-Hua Song, its majority shareholder & Principal Executive Officer, to take over all the six retail stores. At the special meeting in March of 2003, our stockholders approved a change in our state of incorporation from Colorado to Delaware. Later, our stockholders approved a change in our name from Quixit, Inc. to TOP Group Holdings, Inc. Again at the special meting in August of 2005, our stockholders approved a change in our name from TOP Group Holdings, Inc. to Soyodo Group Holdings, Inc.

A. PLAN OF OPERATIONS

As of June 30, 2006, we had operated in the retail business in locations within continental USA with large Chinese immigrant populations. Our merchandise consists of mainly Chinese books, pre-recorded CDs, stationary, gifts and sports goods. Competition in this business is intense and the barrier for new entries is quite low.

However in the future, we will only concentrate on our wholesale operation, for Ru-Hua Song took over all the six retail stores on June 30, 2006. The reason for this action is that the retail part of our business seems to have been stuck with an unprofitable situation where rents and advertising expense are prohibitively high. Another reason is to reduce its exposure to huge liabilities of store leases. Still another reason is to look into the possibility of wholesaling our merchandise to other retail stores in the United States.

In essence, Ru-Hua Song and his privately held corporations have taken over the inventories and various fixed assets of the six retail stores at the book value at the closing of business day of June 30, 2006. Considering the fact that a lot of those inventories were recent shipments from China, Ru-Hua Song agreed to take over $750,000 of our merchandise payables from our book as well, which was consented by our Chinese vendors in writing.

Since July 1, 2006, Ru-Hua Song and his privately held corporations have been purchasing their merchandise from the Company and paying all the operating expenses of those six stores. They are free to sell, lease or assign those stores to other potential entrepreneurs, who are expected, but not guaranteed, to remain within our distributorship network. However, it should be noted that if they fail to pay all the rents involved, we would still be held liable by the landlords to honor the terms of those leases.

Results of Operations for the six months Ended June 30, 2006 Compared to the six months Ended June 30, 2005

We had retail sales of $1,594,963 and a gross profit of $521,436 during the six months ended June 30, 2006, compared with none in the six months ended June 30, 2005. On the other hand, we incurred $896,918 in operating expenses in the six months ended June 30, 2006, compared to $13,249 in the six months ended June 30, 2005. The year 2005 was the first year that we got into the retail business. During the six months ended June 30, 2006, we incurred $32,293 in advertising expenditure, $304,273 in stores' rents and $389,122 in payroll expense. We had a net loss of $391,965, or $0.05 per share, in the six months ended June 30, 2006, compared to $15,199 in the six months ended June 30, 2006.

B. LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had $94,091 operating capital, thanks to a loan of $500,000 from Eastwest bank backed personally by Song Ru-hua. If the revenue stream and the cash flow from those stores are not up to our expectation, we may continue to rely upon advances or loans from shareholders to pay our expenses. However, we have no commitments from any person for advances or loans.

We incurred a loss of $391,965 from operations for the six months ended June 30, 2006, and losses are expected in the future as well. This does raise substantial doubt about our ability to continue as a going concern. Our plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Based on their evaluation as of June 30, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-l5(e) and 15d-15(e) under the Securities Exchange Act of I 934, as amended) were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC' s rules and forms.

Management's Report on Internal Control over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- 15(f) and l5d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2006, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Control over Financial Reporting

      There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 15, 2005, our three officers, Wu Hai, Li Ke-Guang and Zhang Hao, committed to acquire 160,000 restricted shares for $80,000, of which 100,000 shares were later returned back to the company by Li Ke-Guang, who has resigned from his Vice President position and has not paid the money for the subscription. On June 8, 2006, our three independent directors, Song Pei-Kun, Yi Geng-Po and Fang Ye decided to acquire 1,135,000 restricted shares for $170,250.

Item 4. Submission of Matters to a Vote of Security Holders

At a special meeting in August of 2005, by written consent, our stockholders approved a change in our name from TOP Group Holdings, Inc. to Soyodo Group Holdings, Inc. On June 1,2006, by a written consent in lieu of a meeting, our shareholders elected Song Ru-hua, Fang Ye, Song Pei-Kun, Yi Geng-Po and Zhang Hao to serve as our directors in place of the entire prior Board. At the same time, the shareholders also adopted and approved a restatement to the company's Certificate of Incorporation to, among other things, to reflect prior amendments and to set the total shares authorized to issue at 12,000,000.

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

3.4             By-Laws of the Company (incorporated by reference to the Proxy
                Statement)

3.5 Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's proxy statement on Schedule 14C filed with the commission on March 15, 2005 for an increase of authorized shares)

3.6 Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's proxy statement on Schedule l4C filed with the commission on August 26, 2005 for a name change)

3.7 Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's proxy statement on Schedule l4C filed with the commission on June 20, 2006 to set the new total authorized shares)

31.1            Certification

31.2            Certification

32              Certification

b) Reports on Form 8-K

      We filed a report on Form 8-K on June 8, 2006 to inform the election of our five new directors, as well as the election of Song Ru-Hua as President and Principal Executive Officer, Zhang Hao as Secretary & Vice President, and Zhao Xiao-Zhong as Treasurer and Principal Financial & Accounting Officer. On June 30, 2006, we filed a report on Form 8-K to inform the decision to concentrate on our wholesale operation and to let Ru-Hua Song and his privately held corporations to take over all the six retail stores.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Soyodo Group Holdings, Inc.





Dated:  August 1, 2006           By: /s/ Zhao Xiao-Zhong
                                 ------------------------------------
                                 Zhao Xiao-Zhong
                                 Treasurer
                                 (Principal Financial and Accounting
                                 Officer)


Dated: August 1, 2006            By: /s/ Song Ru-Hua
                                 ------------------------------------
                                 Song Ru-Hua
                                 President
                                 (Principal Executive Officer)

                           SOYODO GROUP HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                                 Balance Sheets
                                    June 30,
                                   (Unaudited)


                                                                  2006           2005
                                                               -----------    -----------
ASSETS
   Current Assets:
      Cash & cash equivalents                                  $    94,091    $   107,498
      Accounts Receivable                                          156,110           --
      Inventory, retail                                               --             --
      Prepaid expenses                                                --           34,061
      Related parties receivable                                     9,469           --
                                                               -----------    -----------

  Total Current Assets                                             259,670        141,559
                                                               -----------    -----------

  Property & equipment, net                                         11,654           --
  Security deposits                                                137,962         57,826

TOTAL ASSETS                                                   $   409,286    $   199,385
                                                               ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
    Current Liabilities
         Accounts payable & accrued expense                    $   325,612    $      --
         Accrued payroll & related liabilities                      32,025           --
         Accrued other liabilities                                  11,238          3,950
         Advance from shareholders & directors                        --           93,422
         Note payable                                              500,000           --
                                                                              -----------

    Total Current Liabilities                                      868,875         97,372
                                                               -----------    -----------


   Stockholders Equity (Deficit)
      Common stock, $.0001 par value, 12,000,000 shares                820            700
         authorized, 8,195,000 shares issued and outstanding
         as of 6/30/06, and 7,000,000 as of 6/30/05
      Additional Paid-In Capital                                   585,223        385,093
      Stock subscription receivable                                (50,000)
      Accumulated Deficit                                      $(1,045,632)      (233,780)
                                                               -----------    -----------

   Total Stockholders' Equity ( Deficit)                          (459,589)       102,013
                                                               -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)             $   409,286    $   199,385
                                                               ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           SOYODO GROUP HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                            Statements of Operations
                        For the six months Ended June 30,
                                   (Unaudited)


                                       2006           2005
                                    -----------    -----------


Net Sales                           $ 1,594,963    $      --
                                    -----------    -----------

Cost of Goods Sold                  $(1,073,527)
                                    -----------    -----------

Gross Profit                            521,436           --
                                    -----------    -----------

Operating Expenses
     Sales & Marketing                   39,678
     Store Rents                        304,273           --
     General & Administrative           552,967         13,249

Total Operating Expenses                896,918         13,249
                                    -----------    -----------

Net Loss From Operations            $  (375,482)   $   (13,249)
                                    -----------    -----------

Interest Expense                         16,483          1,950

Net Income                          $  (391,965)   $   (15,199)
                                    -----------    -----------

Per Share Information:
     Weighted average number
     of common shares outstanding     7,291,519      5,331,492
                                    -----------    -----------

Net Loss per common share           $     (0.05)        *
                                    ===========    ===========

 * Less than $0.01



   The accompanying notes are an integral part of these financial statements.

                           SOYODO GROUP HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                              Stockholders' Equity
                                  June 30, 2006
                                   (Unaudited)


                                          COMMON STOCKS
                                    --------------------------     Additional                        Stock           Total
                                                                    Paid-In        Accumulated    Subscription   Stockholders'
                                      # of Shares    Amount         Capital        Deficit         Receivable       Equity
                                    ------------    ----------    ------------   -------------   -------------   -------------

Balance -  December 31, 2003          5,000,000           500         135,293        (192,065)             -          (56,272)
                                    ------------    ----------    ------------   -------------   -------------   -------------

Net Loss for the Year                         -             -               -         (26,516)             -          (26,516)
                                    ------------    ----------    ------------   -------------   -------------   -------------

Balance -  December 31, 2004          5,000,000           500         135,293        (218,581)             -          (82,788)
                                    ------------    ----------    ------------   -------------   -------------   -------------

Issurance of stock for cash           2,160,000           216         329,784               -          45,000         285,000
Net Loss for the year                         -             -               -        (435,086)             -         (435,086)
                                    ------------    ----------    ------------   -------------   -------------   -------------
Balance -  December 31, 2005          7,160,000           716         465,077        (653,667)         45,000        (232,874)
                                    ------------    ----------    ------------   -------------   -------------   -------------

Issurance of stock for cash           1,035,000           104         120,146               -         (45,000)        165,250
                                                                                                                 -------------
Net Loss 1/1/06 to 6/30/06                    -             -               -        (391,965)             -         (391,965)
                                                                                                                 -------------
Balance -  June 30, 2006              8,195,000           820         585,223      (1,045,632)   $         -         (459,589)
                                    ============    ==========    ============   =============   =============   =============











   The accompanying notes are an integral part of these financial statements.

                           SOYODO GROUP HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                             Statements of Cash Flow
                        For the six months Ended June 30,

                                 Indirect Method
                                   (Unaudited)

                                                              2006          2005
                                                            ---------    ---------

Cash Flows from Operating Activities:
     Net Loss                                               $(391,965)   $ (15,199)
                                                            ---------
     Adjustments to reconcile net loss to net cash used
        by operating activities
        Depreciation                                           19,546
        Decrease (Increase) in Inventory                      643,356
        Decrease (Increase) in Accounts Receivable           (156,110)
        Decrease (Increase) in other currect assets           144,597      (34,061)
        Decrease (Increase) in security deposits                 --        (57,826)
        Increase (Decrease) in accounts payable              (468,742)
        Increase (Decrease) in current liabilities            (24,313)      14,584

Net Cash Used by Operating Activities                        (233,631)     (92,502)
                                                            ---------    ---------

Investing Activities:

     Sale of property and equipment                           181,350         --

Net Cash from Investing Activities                            181,350         --
                                                            ---------    ---------

Financing Activities

     Net proceeds from issurance of common stock              120,250      250,000
     Decrease (Increase) in Stock Subscription receivable      45,000      (50,000)
     Increase in notes payable                                 55,683         --
     Increase in loan from shareholders & directors          (180,000)        --

Net Cash from Financing Activities                             40,933      200,000
                                                            ---------    ---------

Net Increase in Cash & Cash Equivalents                       (11,348)     107,498

Beginning Cash & Cash Equivalents                             105,439         --
                                                            ---------    ---------

Ending Cash & Cash Equivalents                              $  94,091    $ 107,498
                                                            =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                 $  16,483    $   1,950
                                                            =========    =========
     Cash paid for Income Taxes                             $    --      $    --
                                                            =========    =========


   The accompanying notes are an integral part of these financial statements.

                              SOYODO HOLDINGS, INC.
                          Notes to Financial Statements
                                  June 30, 2006


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

In the second quarter of 2005, the company decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. As of June 30, 2006, six retail stores had been opened. However on June 30, 2006, the Company decided to concentrate on its wholesale operation and to let Ru-Hua Song, its majority shareholder & Principal Executive Officer, to take over all the six retail stores.

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

                           SOYODO GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                  June 30, 2006


Note 2 - Property and Equipment:

The net property & equipment consist of $4,482 of equipment, $6,019 of furniture & fixture and $1,153 of software. The useful life is 5 years for equipment, 7 years for F & F and 3 years for software. Straight-line method of depreciation is used. During the takeover of the six retail stores by Ru-Hua Song on June 30, 2006, the Company distributed to him $15,983 of net equipment, $137,624 of net furniture & fixture, and $48,348 of net leasehold improvement.

Note 3 - Commitments--Operating leases:

As of June 30, 2006, the Company had entered into leases for six retail stores, of which five are located in California and one in Illinois. Those leases range from 2 years to five years with a total retail space of 32,000 square feet. Without adjustment for cost escalation clauses, our minimum lease payments will be about $599,000 for the 12-month period ended June 30, 2007, about $1,310,000 for the 36-month period ended June 30, 2009, provided that our two-year leases are not renewed.

However on June 30, 2006, Ru-Hua Song and his privately held corporations took over these six stores. They will be responsible for store rents. But it should be noted that if Ru-Hua Song and his privately held corporations fail to pay all the rents involved, we will still be held liable by the landlords to honor the terms of those leases.

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

  Deferred tax assets
         Net operating loss carry-forwards      $ 1,045,632
         Valuation allowance                     (1,045,632)
                                                -----------
         Net deferred tax assets                $         0
                                                ===========

As of June 30, 2006, the Company had net operating loss carry-forwards of approximately $ 1,045,632 for federal income tax purposes. These carry-forwards, if not utilized to offset taxable income, will begin to expire in 2010.

Note 5 - Going Concern:

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company commenced its retail operation in the third quarter of 2005 in locations with large Chinese immigrant populations. On June 30, 2006, it decided to concentrate on its wholesale operation and to let Ru-Hua Song to take over all the existing six retail stores.

As of June 30, 2006, the Company's current liabilities exceed current assets by $ 609,205, and its net worth is negative $ 459,589. Therefore, the Company's ability to continue as a going concern is dependent upon its ability to achieve profitable operations and to develop additional sources of capital. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                           SOYODO GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                  June 30, 2006

Note 6 - Capital Stock Transactions:

On March 25, 1999, the Company's Board of Directors approved an amendment to the Articles of Incorporation of the Company, declaring a 1 to 10 reverse stock split of outstanding common stock at March 25, 1999. In 2001, the Board of Directors declared a 5 to 1 forward stock split. On January 21, 2005, the company filed an Amended Certificate of Incorporation to increase the shares authorized to issue from 5,000,000 to 100,000,000 and to reduce the par value per share from $0.01 to $0.0001. On June 20, 2006, the company filed an Amended Certificate of Incorporation to set the authorized shares at 12,000,000.

No shares of common stock were issued in 2003 and 2004. Then in the second quarter of 2005, the principal shareholder, Song Ru-hua, contributed $250,000 in consideration for 2,000,000 common shares (restricted) to be used as working capital. On December 15, 2005, our three officers, Wu Hai, Li Ke-Guang and Zhang Hao, committed to acquire 160,000 restricted shares for $80,000, of which 100,000 shares were later returned back to the company by Li Ke-Guang, who has resigned from his Vice President position and has not paid the money. On June 8, 2006, our three independent directors, Song Pei-Kun, Yi Geng-Po and Fang Ye decided to acquire 1,135,000 restricted shares for $170,250.

All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to reflect the stock splits and the par value reduction.

Note 7 - Related Party Transactions:

The company imports all of its merchandise from a trading company in China, where our director, Fang Ye, has been its president and the majority shareholder. As of June 30, 2006, our merchandise A/P to this trading company stood at $325,612. In addition, Mr. Song Ru-hua has been a majority owner of three privately held companies in California and New York, which are in the same line of business. For the six months ended June 30, 2006, we did have transactions with these three privately held companies, mainly the sales of merchandise to them at our wholesale price. As of June 30, 2006, we had a total of related party receivable of $ 9,469 against these three companies.

Note 8 - Notes payable (current) :

The loan from Eastwest Bank is a letter of credit facility with Mr. Song Ru-hua's personal guarantee. It will become due in May of 2007 unless the renewal is successfully arranged before that time.

Note 9 - Segment Information:

The Company as of June 30, 2006 had operation only in the retail business in the U.S.A, approximately 92.60% of which is in California and the remaining is in Illinois.