Form 10QSB
period 2006-09-30
SOYODO GROUP HOLDINGS INC
filed 2006-11-01
CIK 1103640

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     |X| Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2006

    |_| Transition report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

        For the transition period from _______________ to _______________

                        Commission File Number:000-32341

                           Soyodo Group Holdings, Inc.
                       (Formerly TOP Group Holdings, Inc.)
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                    Delaware                             84-1482082
                    --------                             ----------
        (State or Other Jurisdiction of               (I.R.S. Employer
         Incorporation or Organization)              Identification No.)


                1398 Monterey Pass Road, Monterey Park, CA 91754
                ------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (323) 981-0100
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

   The number of shares outstanding of our Common Stock, $0.0001 par value per share, as of September 30, 2006, was 8,195,000 shares.

           Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

                           SOYODO GROUP HOLDINGS, INC.


                              INDEX TO FORM 10-QSB

                                                                            PAGE

PART I.  Financial Information

Item 1.  Financial Statements..........................................F-1 - F-7

Item 2.  Management's Discussion and Analysis of Plan of Operation.............2

Item 3.  Controls and Procedures...............................................3

PART II. Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...........4

Item 4.  Submission of Matters to a Vote of Security Holders...................4

Item 6.  Exhibits and Reports on Form 8-K .....................................4

SIGNATURES ....................................................................5

CERTIFICATIONS...............................................................6-8

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

For the Company's response to this item, please refer to the Financial Statements annexed pages F-1 to F-7 of this Form 10-QSB.


                           SOYODO GROUP HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                                 Balance Sheets
                                  September 30,
                                   (Unaudited)

                                                                    2006           2005
                                                                -----------     -----------
ASSETS

   Current Assets:
      Cash & cash equivalents                                   $    67,565     $    19,359
      Accounts Receivable                                           144,183              --
      Inventory, retail                                                  --         809,813
      Prepaid expenses                                                   --          49,332
      Related parties receivable                                    320,180              --
                                                                -----------     -----------

  Total Current Assets                                              531,928         878,504
                                                                -----------     -----------

  Property & equipment, net                                           5,878         107,590
  Security deposits                                                 137,962         137,577
                                                                -----------     -----------

TOTAL ASSETS                                                    $   675,768     $ 1,123,671
                                                                ===========     ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
    Current Liabilities
         Accounts payable & accrued expense                     $   620,374     $   795,398
         Accrued payroll & related liabilities                          843          25,611
         Accrued other liabilities                                   23,017          19,345
         Advance from shareholders & directors                           --          19,582
         Note payable                                               500,000              --
                                                                -----------     -----------

    Total Current Liabilities                                     1,144,234         859,936
                                                                -----------     -----------

    Long Term Liabilities
         Notes payable                                                   --         119,069
         Loan from Shareholders                                          --         180,000
                                                                -----------     -----------

    Total Long Term Liabilities                                          --         299,069
                                                                -----------     -----------

   Stockholders Equity (Deficit)
      Common stock, $.0001 par value, 12,000,000 shares                 820             700
         authorized, 8,195,000 shares issued and outstanding
         as of 9/30/06, and 7,000,000 as of 9/30/05
      Additional Paid-In Capital                                    585,223         385,093
      Accumulated Deficit                                       $(1,054,509)       (421,127)
                                                                -----------     -----------

   Total Stockholders' Equity ( Deficit)                           (468,466)        (35,334)
                                                                -----------     -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)              $   675,768     $ 1,123,671
                                                                ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                           SOYODO GROUP HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                            Statements of Operations
                     For the nine months Ended September 30,
                                   (Unaudited)


                                           2006              2005
                                       -----------       -----------


Net Sales                              $ 2,428,337       $   327,541
                                       -----------       -----------

Cost of Goods Sold                     $(1,825,436)      $  (222,661)
                                       -----------       -----------

Gross Profit                               602,901           104,880
                                       -----------       -----------

Operating Expenses
     Sales & Marketing                      55,360            46,682
     Store Rents                           311,773            66,210
     General & Administrative              613,534           188,922
                                       -----------       -----------

Total Operating Expenses                   980,667           301,814
                                       -----------       -----------

Net Loss From Operations               $  (377,766)      $  (196,934)
                                       -----------       -----------

Interest Expense                            23,076             5,612

Net Income                             $  (400,842)      $  (202,546)
                                       -----------       -----------

Per Share Information:
     Weighted average number
     of common shares outstanding        7,595,989         5,893,773
                                       -----------       -----------

Net Loss per common share              $     (0.05)      $     (0.03)
                                       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                           SOYODO GROUP HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                              Stockholders' Equity
                               September 30, 2006
                                   (Unaudited)

                                          COMMON STOCKS            Additional                         Stock              Total
                                   -------------------------         Paid-In       Accumulated     Subscription      Stockholders'
                                   # of Shares        Amount         Capital         Deficit        Receivable          Equity
                                   ----------      ----------      ----------      ----------       ----------       ----------

Balance -  December 31, 2003        5,000,000             500         135,293        (192,065)              --          (56,272)
                                   ----------      ----------      ----------      ----------       ----------       ----------

Net Loss for the Year                      --              --              --         (26,516)              --          (26,516)
                                   ----------      ----------      ----------      ----------       ----------       ----------

Balance -  December 31, 2004        5,000,000             500         135,293        (218,581)              --          (82,788)
                                   ----------      ----------      ----------      ----------       ----------       ----------

Issurance of stock for cash         2,160,000             216         329,784              --           45,000          285,000
Net Loss for the year                      --              --              --        (435,086)              --         (435,086)
                                   ----------      ----------      ----------      ----------       ----------       ----------
Balance -  December 31, 2005        7,160,000             716         465,077        (653,667)          45,000         (232,874)
                                   ----------      ----------      ----------      ----------       ----------       ----------

Issurance of stock for cash         1,035,000             104         120,146              --          (45,000)         165,250
                                   ----------      ----------      ----------      ----------       ----------       ----------
Net Loss 1/1/06 to 9/30/06                 --              --              --        (400,842)              --         (400,842)
                                   ----------      ----------      ----------      ----------       ----------       ----------
Balance -  September 30, 2006       8,195,000             820         585,223      (1,054,509)      $       --         (468,466)
                                   ==========      ==========      ==========      ==========       ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                           SOYODO GROUP HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                             Statements of Cash Flow
                     For the nine months Ended September 30,

                                 Indirect Method
                                   (Unaudited)

                                                                       2006            2005
                                                                    ---------       ---------
Cash Flows from Operating Activities:

     Net Loss                                                       $(400,842)      $(202,546)
                                                                    ---------       ---------
     Adjustments to reconcile net loss to net cash used
        by operating activities
        Depreciation                                                   20,125           3,609
        Decrease (Increase) in Inventory                              643,356        (809,813)
        Decrease (Increase) in Accounts Receivable                   (144,183)             --
        Decrease (Increase) in Other currect assets                  (166,114)        (49,332)
        Decrease (Increase) in Security deposits                           --        (137,577)
        Increase (Decrease) in Accounts payable                      (173,980)        795,398
        Increase (Decrease) in Current liabilities                    (43,715)         42,696
        Increase (Decrease) in Advance from Shareholders                   --         (60,946)

Net Cash Used by Operating Activities                                (265,353)       (418,511)
                                                                    ---------       ---------

Investing Activities:

     Sale (Purchase) of property and equipment                        186,546        (111,199)

Net Cash from Investing Activities                                    186,546        (111,199)
                                                                    ---------       ---------

Financing Activities

     Net proceeds from issurance of common stock                      120,250         250,000
     Decrease (Increase) in Stock Subscription receivable              45,000              --
     Increase in notes payable                                         55,683         119,069
     Increase (Decrease) in loan from shareholders & directors       (180,000)        180,000

Net Cash from Financing Activities                                     40,933         549,069
                                                                    ---------       ---------

Net Increase in Cash & Cash Equivalents                               (37,874)         19,359

Beginning Cash & Cash Equivalents                                     105,439              --
                                                                    ---------       ---------

Ending Cash & Cash Equivalents                                      $  67,565       $  19,359
                                                                    =========       =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                         $  23,076       $   5,612
                                                                    =========       =========
     Cash paid for Income Taxes                                     $      60       $      60
                                                                    =========       =========


   The accompanying notes are an integral part of these financial statements.

                              SOYODO HOLDINGS, INC.
                          Notes to Financial Statements
                               September 30, 2006


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

In the second quarter of 2005, the company decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. Subsequently, six retail stores had been opened. Then on June 30, 2006 the Company started to concentrate on its wholesale operation and allowed Ru-Hua Song, its majority shareholder & Principal Executive Officer, to take over all the six retail stores.

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

                           SOYODO GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                               September 30, 2006


Note 2 - Property and Equipment:

The net property & equipment consist of $3,945 of equipment, $925 of furniture & fixture and $1,009 of software. The useful life is 5 years for equipment, 7 years for F & F and 3 years for software. Straight-line method of depreciation is used. During the takeover of the six retail stores by Ru-Hua Song on June 30, 2006, the Company distributed to him $15,983 of net equipment, $137,624 of net furniture & fixture, and $48,348 of net leasehold improvement.

Note 3 - Commitments--Operating leases:

As of September 30, 2006, the Company had entered into leases for six retail stores, of which five are located in California and one in Illinois. Those leases range from 2 years to five years with a total retail space of 32,000 square feet. Without adjustment for cost escalation clauses, our minimum lease payments will be about $599,000 for the 12-month period ended September 30, 2007, about $1,160,862 for the 36-month period ended September 30, 2009, provided that our two-year leases are not renewed.

However on June 30, 2006, Ru-Hua Song and his privately held corporations took over these six stores. They have been and will be responsible for store rents. But it should be noted that if Ru-Hua Song and his privately held corporations fail to pay all the rents involved, we will still be held liable by the landlords to honor the terms of those leases.

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

Deferred tax assets
       Net operating loss carry-forwards          $ 1,054,509
       Valuation allowance                         (1,054,509)
                                                  -----------
       Net deferred tax assets                    $         0
                                                  ===========


As of September 30, 2006, the Company had net operating loss carry-forwards of approximately $ 1,054,509 for federal income tax purposes. These carry-forwards, if not utilized to offset taxable income, will begin to expire in 2010.

Note 5 - Going Concern:

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company commenced its retail operation in the third quarter of 2005 in locations with large Chinese immigrant populations. On June 30, 2006, it started to only concentrate on its wholesale operation and allowed Ru-Hua Song to take over all the existing six retail stores.

As of September 30, 2006, the Company's current liabilities exceed current assets by $ 612,306, and its net worth is negative $ 468,466. Therefore, the Company's ability to continue as a going concern is dependent upon its ability to achieve profitable operations and to develop additional sources of capital. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                           SOYODO GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                               September 30, 2006


Note 6 - Capital Stock Transactions:

On March 25, 1999, the Company's Board of Directors approved an amendment to the Articles of Incorporation of the Company, declaring a 1 to 10 reverse stock split of outstanding common stock at March 25, 1999. In 2001, the Board of Directors declared a 5 to 1 forward stock split. On January 21, 2005, the company filed an Amended Certificate of Incorporation to increase the shares authorized to issue from 5,000,000 to 100,000,000 and to reduce the par value per share from $0.01 to $0.0001. On September 20, 2006, the company filed an Amended Certificate of Incorporation to set the authorized shares at 12,000,000.

No shares of common stock were issued in 2003 and 2004. Then in the second quarter of 2005, the principal shareholder, Song Ru-hua, contributed $250,000 in consideration for 2,000,000 common shares (restricted) to be used as working capital. On December 15, 2005, our three officers, Wu Hai, Li Ke-Guang and Zhang Hao, committed to acquire 160,000 restricted shares for $80,000, of which 100,000 shares were later returned back to the company by Li Ke-Guang, who had also resigned from his Vice President position and had not paid the money. On June 8, 2006, our three independent directors, Song Pei-Kun, Yi Geng-Po and Fang Ye acquired 1,135,000 restricted shares for $170,250.

All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to reflect the stock splits and the par value reduction.

Note 7 - Related Party Transactions:

The company imports all of its merchandise from a trading company in China, where our director, Fang Ye, has been its president and the majority shareholder. As of September 30, 2006, our merchandise A/P to this trading company stood at $620,374. In addition, Mr. Song Ru-hua has been a majority owner of four privately held companies in California, Illinois and New York, which are in the same line of business. For the nine months ended September 30, 2006, we did have transactions with these four privately held companies, mainly the sales of merchandise to them at our wholesale price. As of September 30, 2006, we had a total of related party receivable of $320,180 against these four companies.

Note 8 - Notes payable (current) :

The loan from Eastwest Bank is a letter of credit facility with Mr. Song Ru-hua's personal guarantee. It will become due in May of 2007 unless the renewal is successfully arranged before that time.

Note 9 - Segment Information:

The Company as of September 30, 2006 had operation only in the wholesale business in California of the U.S.A.

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

In the second quarter of 2005, we decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. Subsequently, the Company has opened up six stores, five in California and one in Illinois. However on June 30, 2006, the Company started to concentrate on its wholesale operation and allowed Ru-Hua Song, its majority shareholder & Principal Executive Officer, to take over all the six retail stores.

At the special meeting in March of 2003, our stockholders approved a change in our state of incorporation from Colorado to Delaware. Later, our stockholders approved a change in our name from Quixit, Inc. to TOP Group Holdings, Inc. Again at the special meeting in August of 2005, our stockholders approved a change in our name from TOP Group Holdings, Inc. to Soyodo Group Holdings, Inc.

A. PLAN OF OPERATIONS

Before July 1, 2006, we operated six retail stores in locations within continental USA with large Chinese immigrant populations. Since July 1, 2006, we had concentrated on our wholesale operation. Our merchandise consists of mainly Chinese books, pre-recorded CDs, stationary, gifts and sports goods. Competition in this business is intense and the barrier for new entries is quite low.

Ru-Hua Song and his privately-held companies took over all our six retail stores on June 30, 2006. Since then, Ru-Hua Song and his privately held corporations have been purchasing their merchandise from the Company and paying all their operating expenses. As of September 30, 2006, they had been able to lease one of the stores to an outsider. On the other hand, the company had been able to pick up a few outside retail customers in California, who placed their merchandise orders with us out of their own choice.

However, it should be noted that if Ru-Hua Song and his privately-held companies fail to pay all the rents involved, we would still be held liable by the landlords to honor the terms of those leases. In addition, the question had been raised as to how big the potential market for our merchandise could be. The quarter ended on June 30, 2006 was the first quarter when all of our six stores were in full operation, and our total sales were $914,860. Yet during the current quarter, which ended on September 30, 2006, the company only booked $833, 374 in total sales, a decline of 8.9 percent from the previous quarter.

Results of Operations for the nine months Ended September 30, 2006 Compared to the nine months Ended September 30, 2005

We had wholesale and retail sales of $2,428,337 and a gross profit of $602,901 during the nine months ended September 30, 2006, compared with $327,541 and $104,880 respectively in the nine months ended September 30, 2005. On the other hand, we incurred $980,667 in operating expenses in the nine months ended September 30, 2006, compared to $301,814 in the nine months ended September 30, 2005. We had a net loss of $400,842, or $0.05 per share, in the nine months ended September 30, 2006, compared to a net loss of $202,546, or $0.03 per share, in the nine months ended September 30, 2005. To be more specific, we incurred $42,783 in advertising expenditure, $311,773 in stores' rents and $416,701 in payroll expense during the nine months ended September 30, 2006.

B. LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had $67,565 operating capital, thanks to a loan of $500,000 from Eastwest bank backed personally by Song Ru-hua. If the revenue stream and the cash flow from those stores are not up to our expectation, we may continue to rely upon advances or loans from shareholders to pay our expenses. However, we have no commitments from any person for advances or loans.

We incurred a net loss of $400,842 from operations for the nine months ended September 30, 2006, and losses are expected in the future as well. This does raise substantial doubt about our ability to continue as a going concern. Our plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-l5(e) and 15d-15(e) under the Securities Exchange Act of I 934, as amended) were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC' s rules and forms.

Management`s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- 15(f) and l5d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2006, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 15, 2005, our three officers, Wu Hai, Li Ke-Guang and Zhang Hao, committed to acquire 160,000 restricted shares for $80,000, of which 100,000 shares were later returned back to the company by Li Ke-Guang, who had also resigned from his Vice President position and had not paid the money for the subscription. On June 8, 2006, our three independent directors, Song Pei-Kun, Yi Geng-Po and Fang Ye acquired 1,135,000 restricted shares for $170,250.

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

Item 6. Exhibits and Reports on Form 8-K


      (a)   Exhibits

      Exhibit
      Number                            Description
      ------                            -----------

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

                                    Soyodo Group Holdings, Inc.


Dated: November 1, 2006             By: /s/ Zhao Xiao-Zhong
                                    --------------------------------------------
                                    Zhao Xiao-Zhong
                                    Treasurer
                                    (Principal Financial and Accounting Officer)


Dated: November 1, 2006             By: /s/ Song Ru-Hua
                                    --------------------------------------------
                                    Song Ru-Hua
                                    President
                                    (Principal Executive Officer)