Form 10KSB
period 2006-12-31
SOYODO GROUP HOLDINGS INC
filed 2007-04-17
CIK 1103640

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one):

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934.

For the fiscal year ended December 31, 2006.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Commission File No. 000-32341

SOYODO GROUP HOLDINGS, INC.
(Formerly TOP Group Holdings, Inc.)
(Name of small business issuer in our charter)

Delaware	84-1482082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Soyodo Group Holdings, Inc. 1390 Monterey Pass Road Monterey Park, CA (Address of principal executive office)	91754 (Zip Code)

Issuer's telephone number 323-261-1888

Securities registered under Section 12(b) of the Exchange Act:

Title of each Class Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share
(Title of Class)

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒; No ☐

Check if disclosure of delinquent filers in response to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year: $ 2,844,604

Aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,229,250 as of March 10, 2007.

Shares of Common Stock outstanding as of December 31, 2006: 8,195,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☒; No ☐

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

PART I
Item 1. Description of Business

General

The Company was incorporated as "Quixit, Inc." on May 15, 1997, under the laws of the State of Colorado. On January 16, 2003, we engaged in the Change in Control, whereby TOP Group Corp. (New York) purchased 4,400,000 shares of the Company's common stock from H. Daniel Boone, who was then President and Chairman of the board of directors. Right after the purchase, TOP Group Corp. (New York) owned 88% of our outstanding capital stock. On August 22, 2005, due to its inactive status and its intension to wind up, TOP Group Corp. (New York) conveyed its 4,400,000shares to Song Ru-hua, the Company’s President and Chairman of the Board.

Prior to the Change in Control, our purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In the second quarter of 2005, the company decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. Subsequently, six retail stores were opened.

On June 30, 2006, however, the Company started to concentrate on its wholesale operation and sold to Ru-Hua Song, its majority shareholder & Principal Executive Officer, all the six retail stores. Then on November 30, 2006, the company decided to go back to its original plan of investigating opportunities to be acquired and sold to Ru-Hua Song the remaining wholesale operation as well.

Description of discontinued operations

As of November 30, 2006, the Company had been in the wholesale/retail business in locations within continental USA with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods from China. However, we discontinued this business on December 1, 2006. It did not have any business operations as of December 31, 2006.

Competition of discontinued operations

Competition in the wholesale/retail business was intense. The barrier of new entries was quite low. Now, we are out of this line of business and look for an opportunity to be acquired.

Employees

We presently have no full time employees. The Company’s president and treasurer have agreed to allocate a portion of their time to the activities of the Company, without compensation as this time.

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

Minimal Operating History or Revenue and Minimal Assets

Prior to our retail operation in the second quarter of 2005, we did not have any revenues for a duration of more that 7 years. Since December 1, 2006, we have had no revenues again. Additionally, we have no significant assets or financial resources.

Continued Management Control & Limited Time Availability

At this time, none of our officers has entered into a written employment agreement with the Company. We have not obtained key man life insurance on any of our officers or directors. Loss of the services of any of these individuals would adversely affect development of our business and the likelihood of continuing operations.

Conflicts of Interest

Members of our management are associated with other companies involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. There can be no assurance that management will resolve all conflicts of interest in favor of the Company. We had substantial related party dealings in 2006. Please refer to Item 12. Certain Relationships and Related Transactions for more details.

Lack of Market Research or Marketing Organization

We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for our contemplated future business. We have no marketing organization as of date of this report.

Item 2. Description of Property.

Prior to the takeovers, our facility consisted of a rented office located at 1390 Monterey Pass Road, Monterey Park, California, 91754 and 6 stores with a total of 32,000 square feet. Since December 1, 2006, the company has not occupied any facilities.

Item 3. Legal Proceedings.

After the takeovers, Mr. Song Ru-hua and his privately-held companies have been involved with lawsuits, which name us as a co-defendant. The management feels that Mr. Song Ru-hua and his privately-held companies will take care of them in due course and they will not cause any material losses to the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 1,2006, by a written consent in lieu of a meeting, our shareholders elected Song Ru-hua, Fang Ye, Song Pei-Kun, Yi Geng-Po and Zhang Hao to serve as our directors in place of the entire prior Board. At the same time, the shareholders also adopted and approved a restatement to the Company’s Certificate of Incorporation to, among other things, to reflect prior amendments and to set the total shares authorized to issue at 12,000,000.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Price Range of Common Stock

(a)Our common stock was approved for trading on the over-the-counter market under the symbol "QXIT" (OTC Bulletin Board Symbol) effective in 2002. The symbol was changed to "TOPG.OB" in 2003 and changed again to “SOYD.OB” in 2005. The table below sets forth the high and low bid prices of our common stock for the periods indicated.

Year Ended December 31, 2006
	High Bid	Low Bid
1st quarter	.10	.10
2nd quarter	.25	.10
3rd quarter	.15	.10
4th quarter	.15	.10

Year Ended December 31, 2005
	High Bid	Low Bid
1st quarter	.10	.10
2nd quarter	.25	.10
3rd quarter	.65	.25
4th quarter	1.00	.25
Year Ended December 31, 2004

	High Bid	Low Bid
1st quarter	.65	.10
2nd quarter	.10	.10
3rd quarter	.15	.10
4th quarter	.10	.10

The above quotations are inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Holders

There are approximately 57 record holders of our common stock. An aggregate of 7,555,000 shares of the issued and outstanding shares of our common stock are "restricted" securities.

Dividends

We have not paid any dividends, and we have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

On December 15, 2005, our three officers, Wu Hai, Li Ke-Guang and Zhang Hao, subscribed to pay $80,000 for 160,000 restricted shares, of which 100,000 shares were returned in 2006 to the company by Li Ke-Guang, who had also resigned from his Vice President position. The company did receive $30,000 for the remaining 60,000 restricted shares. On June 8, 2006, our three independent directors, Song Pei-Kun, Yi Geng-Po and Fang Ye paid $170,250 to acquire 1,135,000 restricted shares of the company.

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

Prior to the Change in Control, our purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In the second quarter of 2005, the company decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. Subsequently, six retail stores were opened.

On June 30, 2006, however, the Company started to concentrate on its wholesale operation and sold to Song Ru-Hua, its majority shareholder & Principal Executive Officer, all the six retail stores. Then on November 30, 2006, the company decided to go back to its original plan of investigate opportunities to be acquired and sold to Song Ru-Hua the remaining wholesale operation as well.

At the special meeting in March of 2003, our stockholders approved a change in our state of incorporation from Colorado to Delaware. Later in March, our stockholders approved a change in our name from Quixit, Inc. to TOP Group Holdings, Inc. Again at the special meting in August of 2005, our stockholders approved a change in our name from TOP Group Holdings, Inc. to Soyodo Group Holdings, Inc.

A. PLAN OF OPERATIONS

Prior to the takeovers, we operated in the retail business in locations within continental USA with large Chinese immigrant populations. Presently, we look for an opportunity to be acquired that desired to be registered under the Securities Exchange Act of 1934.

Results of Operations for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

We had had retail sales of $2,844,604 and a gross profit of $655,099 during the twelve months ended December 31, 2006, compared with retail sales of $894,533 and a gross profit of $303,655 in the twelve months ended December 31, 2005. On the other hand, we incurred $1,081,952 in operating expenses in the twelve months ended December 31, 2006, compared to $738,741 in the twelve months ended December 31, 2005. Among our major operating expenses, advertising was $48,883 in 2006 compared to $74,540 in 2005; office & store rents were $316,773 in 2007 compared to $186,137 in 2005; payroll was $430,474 compared to $271,171 in 2005. We had a net loss of $ 426,853 in the twelve months ended December 31, 2006, compared to $ 436,086 in the twelve months ended December 31, 2005.

B. LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had $2,671 operating capital. In the future, we may continue to rely upon advances or loans from shareholders to pay our expenses. However, we have no commitments from any person for advances or loans. Please refer to Note #8 of Financial Statements for more information.

We incurred a loss of $426,853 from operations for the twelve months ended December 31, 2006, and losses are expected in the future as well. This does raise substantial doubt about our ability to continue as a going concern. Our plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7. Financial Statements

The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Consolidated Financial Statements," following Part III of this Annual Report on Form 10-KSB.

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 17, 2006, our Board of Directors retained Jaspers + Hall, PC (Jaspers) of Denver, Colorado as our new independent public accountant to replace Michael Johnson & Co., LLC (“Johnson”), for Johnson was retiring. During the year ended December 31, 2005 and through the date of appointment, neither we nor anyone on our behalf has consulted with Jaspers regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.  The principal accountants' reports on our financial statements for any of the past two years contained no adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope, or accounting principles, except for the "going concern" qualification.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-l5(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’ s rules and forms.

Management‘s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- 15(f) and l5d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

Name	Age	Position
Song Ru-Hua	45	Chairman of the Board of Directors & President
Zhao Xiao-Zhong	44	Treasurer and Principal Financial & Accounting Officer
Zhang Hao	31	Director & Secretary & Vice President
Song Pei-Kun	28	Independent Director
Yi Geng-Po	38	Independent Director
Fang Ye	47	Independent Director

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

BIOGRAPHICAL INFORMATION

SONG RU-HUA, age 45, serves as Chairman of the Board and President and Principal Executive Officer of the Company. Mr. Song is also the President of three privately-held companies: Sooyoo Inc., located in Los Angeles, Soyodo LLC, located in San Francisco, and Coll, Inc., located in New York City. From 1992 to 2004, Mr. Song was the Chairman of TOP Group, a Chinese conglomerate engaged in high-tech software, hardware, education and related businesses. After graduating from the University of Electronic Science and Technology of China in 1983, Mr. Song accepted a position teaching physics there, and published more than one hundred papers. Mr. Song has received many honors, including being named one of the "Ten Men of the Moment" in China's IT industry and one of the "Most Prominent Young People in China's Software Industry" in 2000.

ZHAO XIAO-ZHONG, age 44, serves as Treasurer and Principal Financial & Accounting Officer of the Company. She has been working for Soyodo Group Holdings, Inc. since September of 2005. She received her Bachelor of Science in accounting in 1984 from Jilin Finance and Trade College in China, and her Master degree in Economics from China People’s University in 1996. Zhao has over 20 years of accounting experiences both in China and the United States.

ZHANG HAO, age 31, serves as a director and a Vice President for Soyodo Group Holdings, Inc. He received his associate degree in Foreign Trade English from Suzhou Vocational College in China in 1996. After that, Zhang has been working in various business capacities for companies both in China and the United States.

SONG PEI-KUN, age 51, serves as an independent member of the Board of Directors. Since June 2004, Mr. Song has been Vice President of Shanghai Hua-Hu Information Technology Inc. in Shanghai, China. From 1998 to 2004, he worked in various managerial capacities for TOP Group. Mr. Song received his Professional Certificate in Modern Enterprises Management from Zhejiang Correspondence Academy in 1996.

YI GENG-PO, age 38, serves as an independent member of the Board of Directors. Since June 2004, Mr. Yi has been the President of Shanghai Hua-Hu Information Technology Inc. in Shanghai, China. From 1995 to 2004, he worked also in various managerial capacities for TOP Group. Mr. Yi received a Bachelor of Engineering from Guiling Electronics Institute in 1989.

FANG YE, age 48, serves as an independent member of the Board of Directors. Since 2004, Mr. Fang has been the President of General Chinese Co., Ltd. in Hong Kong. From 2000 to 2004, he had been Vice President of Healthcare Industrial Corp. in Chengdu, China. From 1983 to 2000, he was Deputy Director of Nanjing Fiberglass Research & Design Institute in Nanjing, China. Mr. Fang received his Bachelor of Science in 1983 from Jilin University in China.

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

Item 10. Executive Compensation.

We are a small company whereby our officers are being paid modestly and our outside directors receive no compensations at all.
The salaries paid to officers during 2006 are as follows:

Name	Length of time served	Aggregate compensation in 2006
Song Ru-Hua	2004 to Date	$37,709
Zhao Xiao-Zhong	12/2005 to Date	17,555
Zhang Hao	12/2005 to Date	14,406

None of the officers or directors is accruing any compensation pursuant to any agreement with the Company. Furthermore, no retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of December 31, 2006 by: (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding common stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group.

Name and Address of Beneficial Owner	Shares Beneficially Owned Number	Percent
Song Ru-Hua	6,400,000	78.10%
Zhang Hao	20,000	0.24%
Song Pei-Kun	667,000	8.14%
Yi Geng-Po	134,000	1.64%
Fang Ye	334,000	4.07%
All directors and executive officers as a group (5 persons)	7,555,000	92.19%

Item 12. Certain Relationships and Related Transactions.

During the eleven months ended November 30, 2006, the company imported all of its merchandise from a trading company in China, where our director, Fang Ye, has been its president and the majority shareholder. In addition, Mr. Song Ru-hua has been a majority owner of four privately held companies in California, Illinois and New York. We had transactions with these four privately held companies, mainly the sales of merchandise to them at our wholesale price. Based upon our internal review, all the transactions involving those related companies during 2006 were all arms-length transactions.

In its divestiture of retail operation on June 30, 2006 and its divestiture of wholesale operation on November 30, 2006, the company sold to Song Ru-Hua our fixed assets, inventory, security deposits and other items at no gain or loss. On the other hand, Song Ru-Hua took over various liabilities of the company.

From time to time during 2006, our President, Song Ru-Hua, provided loans to us as working capital. As of December 31, 2006, we owed him $ 483,229, which does not carry a due date.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits
Exhibit Number	Description
3.1	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to the
Company's proxy statement on Schedule 14A filed with the Commission on March 5, 2003 (the "Proxy statement")

3.2	Agreement and Plan of Merger between Quixit, Inc., a Colorado corporation, and TOP Group Corporation (now known as TOP Group Holdings, Inc.), a Delaware corporation (incorporated by reference to the Proxy Statement)

3.3	Certificate of Incorporation of the Company (incorporated by reference to the Proxy Statement)
3.4	By-Laws of the Company (incorporated by reference to the Proxy Statement)
3.5	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s proxy statement on Schedule 14C filed with the commission on March 15, 2005 for an increase of authorized shares)
3.6	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s proxy statement on Schedule l4C filed with the commission on August 26, 2005 for a name change)
3.7	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s proxy statement on Schedule l4C filed with the commission on June 20, 2006 to set the new total authorized shares)
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32	Certification *

*Filed herewith

b) Reports on Form 8-K

We filed a report on Form 8-K on June 8, 2006 to inform the election of our five new directors, as well as the election of Song Ru-Hua as President and Principal Executive Officer, Zhang Hao as Secretary & Vice President, and Zhao Xiao-Zhong as Treasurer and Principal Financial & Accounting Officer. On June 30, 2006, we filed a report on Form 8-K to inform the decision to concentrate on our wholesale operation and sell to Song Ru-Hua and his privately held corporations all the six retail stores. On December 1, 2006, we filed a report on Form 8-K to inform the decision to go back to our original plan of investigating opportunities to be acquired and sell to Song Ru-Hua the remaining wholesale operation.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that we paid or accrued for the audit provided by Jaspers + Hall, PC for 2005 and 2006:

	Fiscal Year ended 12/31/05	Fiscal Year ended 12/31/06
Audit fees	$15,000.00	$ 4,000.00

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

SOYODO Group Holdings, Inc.

Dated: As of April 16, 2007	By:	/s/ Zhao Xiao-Zhong

Zhao Xiao-Zhong Treasurer (Principal Financial and Accounting Officer)

Dated: As of April 16, 2007	By:	/s/ Song Ru-Hua

Song Ru-Hua President (Principal Executive Officer)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS

9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Soyodo Group Holdings, Inc
Monterey Park, CA 91754

We have audited the accompanying balance sheets of Soyodo Group Holdings, Inc., as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Soyodo Group Holdings, Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles of the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5, condition exist which raised substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/JASPERS + HALL, PC
Denver, CO
April 15, 2007

SOYODO GROUP HOLDINGS, INC.
(Formerly TOP Group Holdings, Inc.)
Balance Sheets
December 31,

	2006	2005
ASSETS
Current Assets:
Cash & cash equivalents	$2,671	$105,439
Accounts Receivable	-	-
Inventory, retail	-	643,356
Prepaid expenses	-	28,732
Related parties receivable	-	125,334

Total Current Assets	2,671	902,861

Property & equipment, net	-	212,550
Security deposits	-	137,962

TOTAL ASSETS	$2,671	$1,253,373

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable & accrued expense	$7,620	$794,354
Accrued payroll & related liabilities	-	24,197
Accrued other liabilities	6,299	43,379
Loans from shareholders	483,229	180,000
Note payable	-	444,317

Total Current Liabilities	497,148	1,486,247

Stockholders Equity (Deficit)
Common stock, $.0001 par value, 12,000,000 shares	820	716
authorized, 8,195,000 shares issued and outstanding
as of 12/31/06, and 7,160,000 as of 12/31/05
Additional Paid-In Capital	585,223	465,077
Stock subscription receivable		(45,000)
Accumulated Deficit	$(1,080,520)	(653,667)

Total Stockholders' Equity ( Deficit)	(494,477)	(232,874)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$2,671	$1,253,373

The accompanying notes are an integral part of these financial statements.

SOYODO GROUP HOLDINGS, INC.
(Formerly TOP Group Holdings, Inc.)
Statements of Operations
For the Year Ended December 31,
	2006	2005

From Discontinued Operations:

Net Sales	$2,844,604	$894,533

Cost of Goods Sold	$(2,189,505)	$(590,878)

Gross Profit	655,099	303,655

Operating Expenses
Sales & Marketing	61,748	94,446
Store Rents	316,773	186,137
General & Administrative	675,983	445,371

Total Operating Expenses	1,054,504	725,954

Net Loss From Operations	$(399,405)	$(422,299)

Interest Expense	27,448	12,787

Net Income	$(426,853)	$(435,086)

Per Share Information:
Weighted average number
of common shares outstanding	7,746,973	6,179,616

Net Loss per common share	$(0.06)	$(0.07)

The accompanying notes are an integral part of these financial statements.

SOYODO GROUP HOLDINGS, INC.
(Formerly TOP Group Holdings, Inc.)
Stockholders' Equity
December 31, 2006

	COMMON STOCKS
	# of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stock Subscription Receivable	Total Stockholders' Equity
Balance - December 31, 2003	5,000,000	500	135,293	(192,065)	-	(56,272)

Net Loss for the Year	-	-	-	(26,516)	-	(26,516)
Balance - December 31, 2004	5,000,000	500	135,293	(218,581)	-	(82,788)

Issurance of stock for cash	2,160,000	216	329,784	-	45,000	285,000
Net Loss for the year	-	-	-	(435,086)	-	(435,086)
Balance - December 31, 2005	7,160,000	716	465,077	(653,667)	45,000	(232,874)

Issurance of stock for cash	1,035,000	104	120,146	-	(45,000)	165,250
Net Loss 1/1/06 to 12/31/06	-	-	-	(426,853)	-	(426,853)
Balance - December 31, 2006	8,195,000	820	585,223	(1,080,520)	$-	(494,477)

The accompanying notes are an integral part of these financial statements.

SOYODO GROUP HOLDINGS, INC.
(Formerly TOP Group Holdings, Inc.)
Statements of Cash Flow
For the Year Ended December 31,

Indirect Method

	2006	2005

Cash Flows from Operating Activities:

Net Loss	$(426,853)	$(435,086)
Adjustments to reconcile net loss to net cash used
by operating activities
Depreciation	20,368	16,074
Decrease (Increase) in Inventory	643,356	(643,356)
Decrease (Increase) in Accounts Receivable	-	-
Decrease (Increase) in Other current assets	154,066	(154,066)
Decrease (Increase) in Security deposits	137,962	(137,962)
Increase (Decrease) in Accounts payable	(786,734)	794,354
Increase (Decrease) in Current liabilities	(61,277)	65,316

Net Cash Used by Operating Activities	(319,112)	(494,726)

Investing Activities:

Sale (Purchase) of property and equipment	192,182	(228,624)

Net Cash from Investing Activities	192,182	(228,624)

Financing Activities

Net proceeds from issurance of common stock	120,250	285,000
Decrease (Increase) in Stock Subscription receivable	45,000	-
Increase (Decrease) in notes payable	(444,317)	444,317
Increase (Decrease) in loan from shareholders & directors	303,229	99,472

Net Cash from Financing Activities	24,162	828,789

Net Increase in Cash & Cash Equivalents	(102,768)	105,439

Beginning Cash & Cash Equivalents	105,439	-

Ending Cash & Cash Equivalents	$2,671	$105,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$27,448	$12,787
Cash paid for Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SOYODO HOLDINGS, INC.
Notes to Financial Statements
December 31, 2006

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

In the second quarter of 2005, the company decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. Subsequently, six retail stores had been opened. On June 30, 2006, however, the Company started to concentrate on its wholesale operation and sold to Song Ru-Hua, its majority shareholder & Principal Executive Officer, all the six retail stores. Then on November 30, 2006, the company decided to go back to its original plan of investigate opportunities to be acquired and sold to
Song Ru-Hua the remaining wholesale operation.

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

Inventory:

The valuation method used for our closing inventory is lower of cost or market. There was no inventory at the end of 2006 .

Advertising:

Costs associated with advertising are expensed in the year incurred and are included in the sales & marketing expense. They were $48,883 in 2006 and $74,540 in 2005.

SOYODO GROUP HOLDINGS, INC.
Notes to Financial Statements
December 31, 2006

Note 2 - Property and Equipment:

The useful life used to calculate our depreciation in 2006 is 5 years for equipment, 7 years for F & F and 3 years for software. In addition, straight-line method of depreciation was used. During the takeover of the six retail stores by Song Ru-Hua on June 30, 2006, $15,983 of net equipment, $137,624 of net furniture & fixture, and $48,348 of net leasehold improvement were sold at no gain or loss. During the takeover of the wholesale operation on November 30, 2006, $3,969 of net equipment, $5,949 of net furniture & fixture and $913 of net software were sold at no gain or loss. Thus, as of December 31, 2006, the company had nothing left in property and equipment.

Note 3 - Commitments—Operating leases:

As of December 31, 2006, the Company had entered into leases for six retail stores, of which five are located in California and one in Illinois. Those leases range from 2 years to five years with a total retail space of 32,000 square feet. Without adjustment for cost escalation clauses, our minimum lease payments will be about $599,000 for the 12-month period ended December 31, 2007, about $1,160,862 for the 36-month period ended December 31, 2009, provided that our two-year leases are not renewed.

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

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 (“SFAS 109”). “Accounting for Income Taxes”, which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred tax assets
Net operating loss carry-forwards	$1,080,520
Valuation allowance	(1,080,520)
Net deferred tax assets	$0

As of December 31, 2006, the Company had net operating loss carry-forwards of approximately $ 1,080,520 for federal income tax purposes. These carry-forwards, if not utilized to offset taxable income, will begin to expire in 2010.

Note 5 - Going Concern:

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company commenced its retail operation in the third quarter of 2005 in locations with large Chinese immigrant populations. On June 30, 2006, it started to only concentrate on its wholesale operation and sold to Song Ru-Hua all the existing six retail stores. On November 30, 2006, the company decided to go back to its original plan of investigate opportunities to be acquired and sold to
Song Ru-Hua the remaining wholesale operation.

As of December 31, 2006, the Company’s current liabilities exceed current assets by $494.477, and its net worth is negative $494,477. Therefore, the Company's ability to continue as a going concern is dependent upon its ability to achieve profitable operations and to develop additional sources of capital. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

SOYODO GROUP HOLDINGS, INC.
Notes to Financial Statements
December 31, 2006

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

 On December 15, 2005, our three officers, Wu Hai, Li Ke-Guang and Zhang Hao, subscribed to pay $80,000 for 160,000 restricted shares, of which 100,000 shares were returned in 2006 to the company by Li Ke-Guang, who had also resigned from his Vice President position. The company did receive $30,000 for the remaining 60,000 restricted shares. On June 8, 2006, our three independent directors, Song Pei-Kun, Yi Geng-Po and Fang Ye paid $170,250 to acquire 1,135,000 restricted shares of the company.
All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to reflect the stock splits and the par value reduction.

Note 7 - Related Party Transactions:

During the eleven months ended November 30, 2006, the company imported all of its merchandise from a trading company in China, where our director, Fang Ye, has been its president and the majority shareholder. In addition, Mr. Song Ru-hua has been a majority owner of four privately held companies in California, Illinois and New York, which are in the same line of business. We had transactions with these four privately held companies, mainly the sales of merchandise to them at our wholesale price. Of the total sales of $2,844,604 in 2006, approximately 50% was sold to related parties. Based upon our internal review, all the transactions involving those related companies during 2006 were all arms-length transactions.

In its divestiture of retail operation on June 30, 2006, the company sold to Song Ru-Hua $ 201,955 of fixed assets, as mentioned in
Note 2 - Property and Equipment , $832, 472 of inventory and $12,135 of cash on hand at no gain or loss. In its divestiture of wholesale operation on November 30, 2006, the company sold to Song Ru-Hua $ 10,831 of fixed assets and $137,962 of security deposits at no gain or loss. On the other hand, Song Ru-Hua took over various liabilities, of which the most significant one is $1,282,163 of account payable to our supplier in China. As of December 31, 2006, the company did not have any accounts receivable and accounts payable with related parties.

Note 8 - Loans from Shareholders:

This loan from shareholders of $483,229 resulted from the takeover settlement on November 30, 2006 by Mr. Song Ru-hua. During the takeover, Mr. Song Ru-hua took over $483,229 more in liabilities than assets from the company. This loan does not carry a due date.

Note 9 - Segment Information:

The Company as of December 31, 2006 had no business operations. Prior to the takeover on November 30, 2006, it was in the wholesale business in California of the U.S.A.

Note 10 - Financial Accounting Developments:

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS 155 will be effective for the Company for all financial instruments issued or acquired after the beginning its fiscal year ending December 31, 2006. The Company not yet evaluated and determined the likely effect of SFAS 155 on future financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its fiscal year ending December 31, 2007. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for the Company for its fiscal year beginning on July 1, 2008. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for the Company for its current fiscal year. The adoption of SAB No. 108 did not have an impact on the Company’s financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 115 (“Accounting for Certain Investments in Debt and Equity Securities) applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date. The fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet evaluated the effect that the application of SFAS No. 159, may have, if any, on its future results of operations and financial condition.