Form 10QSB
period 2007-03-31
SOYODO GROUP HOLDINGS INC
filed 2007-05-11
CIK 1103640

 U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒ Quarterly report pursuant to Sections 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐ Transition report pursuant to Sections 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:000-32341

Soyodo Group Holdings, Inc.
(Formerly TOP Group Holdings, Inc.)
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	84-1482082
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1390 Monterey Pass Road, Monterey Park, CA 91754
(Address of Principal Executive Offices, Including Zip Code)

(323) 261-1888
(Issuer's Telephone Number, Including Area Code)

The number of shares outstanding of our Common Stock, $0.0001 par value per share, as of March 31, 2007, was 8,195,000 shares.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

Soyodo Group Holdings, Inc.

INDEX TO FORM 10-QSB

PAGE
PART I. Financial Information

Item 1. Financial Statements	1

Item 2. Management's Discussion and Analysis of Plan of Operation	2

Item 3. Controls and Procedures	3

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 4. Submission of Matters to a Vote of Security Holders	4

Item 6. Exhibits and Reports on Form 8-K	5

SIGNATURES	6

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

For the Company's response to this item, please refer to the Financial Statements annexed pages F-1 to F-7 of this Form 10-QSB.

SOYODO GROUP HOLDINGS, INC.
(Formerly TOP Group Holdings, Inc.)
Balance Sheets
March 31,
(Unaudited)

	2007	2006
ASSETS

Current Assets:
Cash & cash equivalents	$1,764	$145,898
Inventory, retail	-	816,968
Prepaid expenses	-	4,381
Related parties receivable	-	97,027

Total Current Assets	1,764	1,064,274

Property & equipment, net	-	205,718
Security deposits	-	137,962

TOTAL ASSETS	$1,764	$1,407,954

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable & accrued expense	$7,852	$912,990
Accrued payroll & related liabilities	-	38,941
Accrued other liabilities	6,299	46,055
Advance from shareholders & directors	487,229	330,000
Note payable	-	500,000

Total Current Liabilities	501,380	1,827,986

Stockholders Equity (Deficit)
Common stock, $.0001 par value, 12,000,000 shares	820	716
authorized, 8,195,000 shares issued and outstanding
as of 3/31/07, and 7,160,000 as of 3/31/06
Additional Paid-In Capital	585,223	465,077
Stock subscription receivable	-	(45,000)
Accumulated Deficit	$(1,085,659)	(840,825)

Total Stockholders' Equity ( Deficit)	(499,616)	(420,032)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,764	$1,407,954

The accompanying notes are an integral part of these financial statements.

SOYODO GROUP HOLDINGS, INC.
(Formerly TOP Group Holdings, Inc.)
Statements of Operations
For the three months Ended March 31,
(Unaudited)

	2007	2006
Net Sales	$-	$680,103

Cost of Goods Sold	$-	$(401,383)

Gross Profit	-	278,720

Operating Expenses
Sales & Marketing	-	21,636
Store Rents	-	154,219
General & Administrative	5,139	282,532

Total Operating Expenses	5,139	458,387

Net Loss From Operations	$(5,139)	$(179,667)

Interest Expense	-	7,491

Net Income	$(5,139)	$(187,158)

Per Share Information:
Weighted average number
of common shares outstanding	8,195,000	7,160,000

Net Loss per common share	*	$(0.03)

* Less than $0.01

The accompanying notes are an integral part of these financial statements.

SOYODO GROUP HOLDINGS, INC.
(Formerly TOP Group Holdings, Inc.)
Stockholders' Equity
March 31, 2006
(Unaudited)

			Additional		Stock	Total
	COMMON STOCKS		Paid-In	Accumulated	Subscription	Stockholders'
	# of Shares	Amount	Capital	Deficit	Receivable	Equity
Balance - December 31, 2003	5,000,000	500	135,293	(192,065)	-	(56,272)

Net Loss for the Year	-	-	-	(26,516)	-	(26,516)
Balance - December 31, 2004	5,000,000	500	135,293	(218,581)	-	(82,788)

Issurance of stock for cash	2,160,000	216	329,784	-	45,000	285,000
Net Loss for the year	-	-	-	(435,086)	-	(435,086)
Balance - December 31, 2005	7,160,000	716	465,077	(653,667)	45,000	(232,874)

Issurance of stock for cash	1,035,000	104	120,146	-	(45,000)	165,250
Net Loss for the year	-	-	-	(426,853)	-	(426,853)
Balance - December 31, 2006	8,195,000	820	585,223	(1,080,520)	$-	(494,477)

Net Loss 1/1/07 to 3/31/07	-	-	-	(5,139)	-	(5,139)
Balance - March 31, 2007	8,195,000	820	585,223	(1,085,659)	-	(499,616)

The accompanying notes are an integral part of these financial statements.

SOYODO GROUP HOLDINGS, INC.
(Formerly TOP Group Holdings, Inc.)
Statements of Cash Flow
For the three months Ended March 31,

Indirect Method
(Unaudited)

	2007	2006

Cash Flows from Operating Activities:

Net Loss	$(5,139)	$(187,158)
Adjustments to reconcile net loss to net cash used
by operating activities
Depreciation	-	9,426
Decrease (Increase) in Inventory	-	(173,612)
Decrease (Increase) in other currect assets	-	52,658
Decrease (Increase) in security deposits	-	-
Increase (Decrease) in accounts payable	232	118,636
Increase (Decrease) in current liabilities	-	17,420

Net Cash Used by Operating Activities	(4,907)	(162,630)

Investing Activities:

Purchase of property and equipment	-	(2,594)

Net Cash from Investing Activities	-	(2,594)

Financing Activities

Net proceeds from issurance of common stock	-	-
Increase in notes payable	-	55,683
Increase in loan from shareholders & directors	4,000	150,000

Net Cash from Financing Activities	4,000	205,683

Net Increase in Cash & Cash Equivalents	(907)	40,459

Beginning Cash & Cash Equivalents	2,671	105,439

Ending Cash & Cash Equivalents	$1,764	$145,898

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$-	$7,491
Cash paid for Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SOYODO HOLDINGS, INC.
Notes to Financial Statements
March 31, 2007

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

In March 2003, the Company changed its state of incorporation from Colorado to Delaware and its name from Quixit, Inc. to TOP Group Holdings, Inc. In August of 2005, the company changed its name again from TOP Group Holdings, Inc. to Soyodo Group Holdings, Inc. The Company's fiscal year end is December 31.

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

Inventory:

The valuation method used for our closing inventory is lower of cost or market. There was no inventory at the end of March, 2007.

SOYODO GROUP HOLDINGS, INC.
Notes to Financial Statements
March 31, 2007

Note 2 - Property and Equipment:

Due to its divestitures in 2006, the company had nothing left in property and equipment as of March 31, 2007.

Note 3 - Commitments—operating leases:

As of March 31, 2007, the Company had entered into leases for six retail stores, of which five are located in California and one in Illinois. Those leases range from 2 years to five years with a total retail space of 32,000 square feet. Without adjustment for cost escalation clauses, our minimum lease payments will be about $599,000 for the 12-month period ended March 31, 2007, about $1,086,000 for the 36-month period ended March 31, 2009, provided that our two-year leases are not renewed.

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

Deferred tax assets
Net operating loss carry-forwards	$1,085,659
Valuation allowance	(1,085,659)
Net deferred tax assets	$0

As of March 31, 2007, the Company had net operating loss carry-forwards of approximately $1,085,659 for federal income tax purposes. These carry-forwards, if not utilized to offset taxable income, will begin to expire in 2010.

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

As of March 31, 2007, the Company’s current liabilities exceed current assets by $499,616 and its net worth is negative $499,616. Therefore, the Company's ability to continue as a going concern is dependent upon its ability to achieve profitable operations and to develop additional sources of capital. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

SOYODO GROUP HOLDINGS, INC.
Notes to Financial Statements
March 31, 2007

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

Note 7 - Related Party Transactions:

During the three months ended March 31, 2007, the company did not have any business transactions. As of March 31, 2007, the company did not have any accounts receivable and accounts payable with related parties.

Note 8 - Loans from Shareholders:

This loan from shareholders of $487,229 resulted mainly from the takeover settlement on November 30, 2006 by Mr. Song Ru-hua. This loan does not carry a due date.

Note 9 - Segment Information:

The Company as of March 31, 2007 had no business operations. Prior to the takeover on November 30, 2006, it was in the wholesale business in California of the U.S.A.

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

Prior to the Change in Control, our purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In the second quarter of 2005, the company decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. Subsequently, six retail stores were opened. On June 30, 2006, however, the Company started to concentrate on its wholesale operation and sold to Ru-Hua Song, its majority shareholder & Principal Executive Officer, all the six retail stores. Then on November 30, 2006, the company decided to go back to its original plan of investigating opportunities to be acquired and sold to Ru-Hua Song the remaining wholesale operation.

In March of 2003, our stockholders approved a change in our state of incorporation from Colorado to Delaware and a change in our name from Quixit, Inc. to TOP Group Holdings, Inc. Again in August of 2005, our stockholders approved a change in our name from TOP Group Holdings, Inc. to Soyodo Group Holdings, Inc.

A. PLAN OF OPERATIONS

Prior to the takeovers, we operated in the retail business in locations within continental USA with large Chinese immigrant populations. Presently, we look for an opportunity to be acquired by a buyer who desires to be registered under the Securities Exchange Act of 1934.

Results of Operations for the three months Ended March 31, 2007 Compared to the three months Ended March 31, 2006

Due to the fact that the Company decided to go back to its original plan of investigating opportunities to be acquired, we had no revenue during the three months ended March 31, 2007, compared with retail sales of $680,103 and gross profit of $278,720 in the three months ended March 31, 2006. As a result, we incurred only $5,139 in operating expenses in the three months ended March 31, 2007, compared to $458,387 in the three months ended March 31, 2006. We had a net loss of $5,139 in the three months ended March 31, 2007, compared to $187,158 in the three months ended March 31, 2006.

B. LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had $1,764 operating capital, thanks to a loan of $487,229 from Mr. Song Ru-hua. Currently we have to rely upon advances or loans from shareholders to pay our expenses. However, we have no commitments from any person for advances or loans.

We incurred a loss of $5,139 from operations for the three months ended March 31, 2007, and losses are expected in the future as well. This does raise substantial doubt about our ability to continue as a going concern. Our plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-l5(e) and 15d-15(e) under the Securities Exchange Act of I 934, as amended) were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’ s rules and forms.

Management‘s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- 15(f) and l5d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2007, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 4. Submission of Matters to a Vote of Security Holders

On June 1, 2006, by a written consent in lieu of a meeting, our shareholders elected Song Ru-hua, Fang Ye, Song Pei-Kun, Yi Geng-Po and Zhang Hao to serve as our directors in place of the entire prior Board. At the same time, the shareholders also adopted and approved a restatement to the Company’s Certificate of Incorporation to, among other things, to reflect prior amendments and to set the total shares authorized to issue at 12,000,000.

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

*Filed herewith

b) Reports on Form 8-K

On December 1, 2006, we filed a report on Form 8-K to inform the decision to go back to our original plan of investigating opportunities to be acquired and sell to Song Ru-Hua the remaining wholesale operation. On April 20, 2007 we filed a report on Form 8-K to inform the resignations of our directors and officers except Song Ru-Hua to facilitate the search of a potential buyer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOYODO Group Holdings, Inc.

Dated: May 10, 2007	By:	/s/ Song Ru-Hua
Song Ru-Hua President (Principal Executive Officer & Principal Financial and Accounting Officer)