Form 10QSB
period 2007-06-30
SOYODO GROUP HOLDINGS INC
filed 2007-07-09
CIK 1103640

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     |X| Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2007

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

  The number of shares outstanding of our Common Stock, $0.0001 par value per share, as of June 30, 2007, was 8,195,000 shares.

           Transitional Small Business Disclosure Format (check one):

                                 Yes |_| No |X|

                           Soyodo Group Holdings, Inc.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                           -----
PART I.  Financial Information

Item 1.  Financial Statements...........................................       1

Item 2.  Management's Discussion and Analysis of Plan of Operation......       1

Item 3.  Controls and Procedures........................................       2

PART II. Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....       2

Item 4.  Submission of Matters to a Vote of Security Holders............       2

Item 6.  Exhibits and Reports on Form 8-K ..............................       3

SIGNATURES .............................................................       3

CERTIFICATIONS..........................................................     4-5

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

Background

The Company was incorporated as "Quixit, Inc." on May 15, 1997, under the laws of the State of Colorado. On January 16, 2003, we engaged in the Change in Control, whereby TOP Group Corp. (New York) purchased 4,400,000 shares of the Company's common stock from H. Daniel Boone, who was then President and Chairman of the board of directors. Right after the purchase, TOP Group Corp. (New York) owned 88% of our outstanding capital stock. On August 22, 2005, due to its inactive status and its intension to wind up, TOP Group Corp. (New York) conveyed its 4,400,000shares to Song Ru-hua, the Company's President and Chairman of the Board.

Prior to the Change in Control, our purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In the second quarter of 2005, the company decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. Subsequently, six retail stores were opened. On June 30, 2006, however, the Company started to concentrate on its wholesale operation and sold to Ru-Hua Song, its majority shareholder & Principal Executive Officer, all the six retail stores. Then on November 30, 2006, the company decided to go back to its original plan of investigating opportunities to be acquired, and sold to Ru-Hua Song the remaining wholesale operation.

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

Results of Operations for the six months Ended June 30, 2007 Compared to the six months Ended June 30, 2006

Due to the fact that the Company decided to go back to its original plan of investigating opportunities to be acquired, we had no revenue during the six months ended June 30, 2007, compared with retail sales of $1,594,963 and gross profit of $521,436 in the six months ended June 30, 2006. As a result, we incurred only $8,234 in operating expenses in the six months ended June 30, 2007, compared to $896,918 in the six months ended June 30, 2006. We had a net loss of $8,234 in the six months ended June 30, 2007, compared to $391,965 in the six months ended June 30, 2006.

B. LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had $4,616 operating capital, thanks to a loan of $494,229 from Mr. Song Ru-hua. Currently we have to rely upon advances or loans from shareholders to pay our expenses. However, we have no commitments from any person for advances or loans.

We incurred a loss of $8,234 from operations for the six months ended June 30, 2007, and losses are expected in the future as well. This does raise substantial doubt about our ability to continue as a going concern. Our plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-l5(e) and 15d-15(e) under the Securities Exchange Act of I 934, as amended) were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC' s rules and forms.

Management`s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- 15(f) and l5d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2007, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

                                             SOYODO Group Holdings, Inc.


Dated: July 9, 2007                          By: /s/ Song Ru-Hua
                                                 -------------------------------
                                             Song Ru-Hua
                                             President
                                             (Principal Executive Officer &
                                             Principal Financial and Accounting
                                             Officer)

                           SOYODO GROUP HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                                 Balance Sheets
                                    June 30,
                                   (Unaudited)

                                                                2007          2006
                                                            -----------   -----------
ASSETS
  Current Assets:
    Cash & cash equivalents                                 $     4,616   $    94,091
    Inventory, retail                                                --       156,110
    Prepaid expenses                                                 --            --
    Related parties receivable                                       --         9,469
                                                            -----------   -----------
  Total Current Assets                                            4,616       259,670
                                                            -----------   -----------
  Property & equipment, net                                          --        11,654
  Security deposits                                                  --       137,962
                                                            -----------   -----------
TOTAL ASSETS                                                $     4,616   $   409,286
                                                            ===========   ===========
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
  Current Liabilities
    Accounts payable & accrued expense                      $     3,422   $   325,612
    Accrued payroll & related liabilities                            --        32,025
    Accrued other liabilities                                     9,676        11,238
    Advance from shareholders & directors                       494,229            --
    Note payable                                                     --       500,000
                                                            -----------   -----------
  Total Current Liabilities                                     507,327       868,875
                                                            -----------   -----------
  Stockholders Equity (Deficit)
    Common stock, $.0001 par value, 12,000,000 shares               820           820
      authorized, 8,195,000 shares issued and outstanding
      as of 6/30/07 and 6/30/06
    Additional Paid-In Capital                                  585,223       585,223
    Accumulated Deficit                                     $(1,088,754)   (1,045,632)
                                                            -----------   -----------
  Total Stockholders' Equity (Deficit)                         (502,711)     (459,589)
                                                            -----------   -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)          $     4,616   $   409,286
                                                            ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                           SOYODO GROUP HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                            Statements of Operations
                            For the six months Ended
                                    June 30,
                                   (Unaudited)

                                                          2007          2006
                                                       ----------   -----------
Net Sales                                              $       --   $ 1,594,963
                                                       ----------   -----------
Cost of Goods Sold                                     $       --   $(1,073,527)
                                                       ----------   -----------
Gross Profit                                                   --       521,436
                                                       ----------   -----------
Operating Expenses
  Sales & Marketing                                            --        39,678
  Store Rents                                                  --       304,273
  General & Administrative                                  8,234       552,967
                                                       ----------   -----------
Total Operating Expenses                                    8,234       896,918
                                                       ----------   -----------
Net Loss From Operations                               $   (8,234)  $  (375,482)
                                                       ----------   -----------
Interest Expense                                               --        16,483
Net Income                                             $   (8,234)  $  (391,965)
                                                       ----------   -----------
Per Share Information:
  Weighted average number
  of common shares outstanding                          8,195,000     7,291,519
                                                       ----------   -----------
Net Loss per common share                                       *   $     (0.05)
                                                       ==========   ===========

*Less than $0.01

   The accompanying notes are an integral part of these financial statements.

                           SOYODO GROUP HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                              Stockholders' Equity
                                  June 30, 2007
                                   (Unaudited)

                                  COMMON STOCKS      Additional                    Stock           Total
                              --------------------     Paid-In    Accumulated   Subscription   Stockholders'
                              # of Shares   Amount     Capital      Deficit      Receivable        Equity
                              -----------   ------   ----------   -----------   ------------   -------------
Balance - December 31, 2003    5,000,000      500      135,293       (192,065)          --        (56,272)
                               ---------      ---      -------     ----------     --------       --------
Net Loss for the Year                 --       --           --        (26,516)          --        (26,516)
                               ---------      ---      -------     ----------     --------       --------
Balance - December 31, 2004    5,000,000      500      135,293       (218,581)          --        (82,788)
                               ---------      ---      -------     ----------     --------       --------
Issurance of stock for cash    2,160,000      216      329,784             --       45,000        285,000
Net Loss for the year                 --       --           --       (435,086)          --       (435,086)
                               ---------      ---      -------     ----------     --------       --------
Balance - December 31, 2005    7,160,000      716      465,077       (653,667)      45,000       (232,874)
                               ---------      ---      -------     ----------     --------       --------
Issurance of stock for cash    1,035,000      104      120,146             --      (45,000)       165,250
Net Loss for the year                 --       --           --       (426,853)          --       (426,853)
                               ---------      ---      -------     ----------     --------       --------
Balance - December 31, 2006    8,195,000      820      585,223     (1,080,520)    $     --       (494,477)
                               ---------      ---      -------     ----------     --------       --------
Net Loss 1/1/07 to 6/30/07            --       --           --         (8,234)          --         (8,234)
                               ---------      ---      -------     ----------     --------       --------
Balance - March 31, 2007       8,195,000      820      585,223     (1,088,754)          --       (502,711)
                               =========      ===      =======     ==========     ========       ========

   The accompanying notes are an integral part of these financial statements.

                          SOYODO GROUP HOLDINGS, INC.
                       (Formerly TOP Group Holdings, Inc.)
                             Statements of Cash Flow
                        For the six months Ended June 30,

                                 Indirect Method
                                   (Unaudited)

                                                              2007       2006
                                                            -------   ---------
Cash Flows from Operating Activities:
  Net Loss                                                  $(8,234)  $(391,965)
  Adjustments to reconcile net loss to net cash used
    by operating activities
    Depreciation                                                 --      19,546
    Decrease (Increase) in Inventory                             --     643,356
    Decrease (Increase) in Accounts Receivable                   --    (156,110)
    Decrease (Increase) in other currect assets                  --     144,597
    Decrease (Increase) in security deposits                     --          --
    Increase (Decrease) in accounts payable                  (4,198)   (468,742)
    Increase (Decrease) in current liabilities                3,377     (24,313)
Net Cash Used by Operating Activities                        (9,055)   (233,631)
                                                            -------   ---------
Investing Activities:
  Purchase of property and equipment                             --     181,350
Net Cash from Investing Activities                               --     181,350
                                                            -------   ---------
Financing Activities
  Net proceeds from issurance of common stock                    --     120,250
  Decrease (Increase) in Stock Subscription Receivable           --      45,000
  Increase in notes payable                                      --      55,683
  Increase in loan from shareholders & directors             11,000    (180,000)
Net Cash from Financing Activities                           11,000      40,933
                                                            -------   ---------
Net Increase in Cash & Cash Equivalents                       1,945     (11,348)
Beginning Cash & Cash Equivalents                             2,671     105,439
                                                            -------   ---------
Ending Cash & Cash Equivalents                              $ 4,616   $  94,091
                                                            =======   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for Interest                                    $    --   $  16,483
                                                            =======   =========
  Cash paid for Income Taxes                                $    --   $      --
                                                            =======   =========

   The accompanying notes are an integral part of these financial statements.

                              SOYODO HOLDINGS, INC.
                          Notes to Financial Statements
                                  June 30, 2007

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

In the second quarter of 2005, the company decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. Subsequently, six retail stores had been opened. On June 30, 2006, however, the Company started to concentrate on its wholesale operation and sold to Song Ru-Hua, its majority shareholder & Principal Executive Officer, all the six retail stores. Then on November 30, 2006, the company decided to go back to its original plan of investigating opportunities to be acquired, and sold to Song Ru-Hua the remaining wholesale operation.

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

Inventory:

The valuation method used for our closing inventory is lower of cost or market. There was no inventory at the end of June, 2007.

                           SOYODO GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                  June 30, 2007

Note 2 - Property and Equipment:

Due to its divestitures in 2006, the company had nothing left in property and equipment as of June 30, 2007.

Note 3 - Commitments--operating leases:

As of June 30, 2007, the Company had entered into leases for five retail stores, of which four are located in California and one in Illinois. Those leases range from 2 years to five years with a total retail space of 28,000 square feet. Without adjustment for cost escalation clauses, our minimum lease payments will be about $406,000 for the 12-month period ended June 30, 2008, about $1,011,000 for the 36-month period ended June 30, 2010, provided that our two-year leases are not renewed.

However on June 30, 2006, Ru-Hua Song and his privately held corporations took over these five stores. They have been and will be responsible for store rents. But it should be noted that if Ru-Hua Song and his privately held corporations fail to pay all the rents involved, we will still be held liable by the landlords to honor the terms of those leases.

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

Deferred tax assets
  Net operating loss carry-forwards                                 $ 1,088,754
  Valuation allowance                                                (1,088,754)
                                                                    ------------
  Net deferred tax assets                                           $         0
                                                                    ============

As of June 30, 2007, the Company had net operating loss carry-forwards of approximately $1,088,754 for federal income tax purposes. These carry-forwards, if not utilized to offset taxable income, will begin to expire in 2010.

Note 5 - Going Concern:

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company commenced its retail operation in the third quarter of 2005 in locations with large Chinese immigrant populations. On June 30, 2006, it started to only concentrate on its wholesale operation and sold to Song Ru-Hua all the existing six retail stores. On November 30, 2006, the company decided to go back to its original plan of investigating opportunities to be acquired, and sold to Song Ru-Hua the remaining wholesale operation.

As of June 30, 2007, the Company's current liabilities exceed current assets by $502,711 and its net worth is negative $502,711. Therefore, the Company's ability to continue as a going concern is dependent upon its ability to achieve profitable operations and to develop additional sources of capital. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                           SOYODO GROUP HOLDINGS, INC.
                          Notes to Financial Statements
                                  June 30, 2007

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

Note 7 - Related Party Transactions:

During the six months ended June 30, 2007, the company did not have any business transactions. As of June 30, 2007, the company did not have any accounts receivable and accounts payable with related parties.

Note 8 - Loans from Shareholders:

This loan from shareholders of $494,229 resulted mainly from the takeover settlement on November 30, 2006 by Mr. Song Ru-hua. This loan does not carry a due date.

Note 9 - Segment Information:

The Company as of June 30, 2007 had no business operations. Prior to the takeover on November 30, 2006, it was in the wholesale business in California of the U.S.A.