Form 10QSB
period 2007-09-30
SOYODO GROUP HOLDINGS INC
filed 2007-11-06
CIK 1103640

 U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒ Quarterly report pursuant to Sections 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of our Common Stock, $0.0001 par value per share, as of September 30, 2007, was 8,195,000 shares.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

Soyodo Group Holdings, Inc.

INDEX TO FORM 10-QSB

		PAGE
PART I.	Financial Information

Item 1.	Financial Statements	1

Item 2.	Management's Discussion and Analysis of Plan of Operation	1

Item 3.	Controls and Procedures	2

PART II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 4.	Submission of Matters to a Vote of Security Holders	2

Item 6.	Exhibits and Reports on Form 8-K	3

SIGNATURES		4

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

Prior to the Change in Control, our purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In the second quarter of 2005, the company decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. Subsequently, six retail stores were opened. On June 30, 2006, however, the Company started to concentrate on its wholesale operation and sold to Ru-Hua Song, its majority shareholder & Principal Executive Officer, all the six retail stores. Then on November 30, 2006, the company decided to go back to its original plan of investigating opportunities to be acquired, and sold to Ru-Hua Song its remaining wholesale operation.

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

Results of Operations for the Nine months Ended September 30, 2007 Compared to the Nine months Ended September 30, 2006

Due to the fact that the Company decided to go back to its original plan of investigating opportunities to be acquired, we had no revenue during the nine months ended September 30, 2007, compared with retail sales of $2,428,337 and gross profit of $602,901 in the nine months ended September 30, 2006. As a result, we incurred only $12,639 in operating expenses in the nine months ended September 30, 2007, compared to $980,667in the nine months ended September 30, 2006. We had a net loss of $12,639 in the nine months ended September 30, 2007, compared to $400,842 in the nine months ended September 30, 2006.

1

B. LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had $835 operating capital, thanks to a loan of $493,875 from Mr. Song Ru-hua. Currently we have to rely upon advances or loans from shareholders to pay our expenses. However, we have no commitments from any person for advances or loans.

We incurred a loss of $12,639 from operations for the nine months ended September 30, 2007, and losses are expected in the future as well. This does raise substantial doubt about our ability to continue as a going concern. Our plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-l5(e) and 15d-15(e) under the Securities Exchange Act of I 934, as amended) were effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’ s rules and forms.

Management‘s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- 15(f) and l5d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2007, our internal control over financial reporting was effective based on these criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 4. Submission of Matters to a Vote of Security Holders

On September 17, 2007, by a written consent in lieu of a meeting, our shareholders elected Song Ru-hua, to serve as our directors in place of the entire prior Board. At the same time, the shareholders also adopted and approved a restatement to the Company’s Certificate of Incorporation to set the total shares authorized to issue at 120,000,000.

2

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

3.7
Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s proxy statement on Schedule l4C filed with the commission on June 20, 2006 to set the new total authorized shares)

3.7
Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s proxy statement on Schedule l4C filed with the commission on September 27, 2007 for an increase of authorized shares)

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

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOYODO Group Holdings, Inc.

Dated: November 6, 2007	By:	/s/ Song Ru-Hua
Song Ru-Hua President (Principal Executive Officer & Principal Financial and Accounting Officer)

4

SOYODO GROUP HOLDINGS, INC.
(Formerly TOP Group Holdings, Inc.)
Balance Sheets
September 30,
(Unaudited)

	2007	2006

ASSETS

Current Assets:
Cash & cash equivalents	$835	$67,565
Accounts Receivable	-	144,183
Inventory, retail	-	-
Prepaid expenses	-	-
Related parties receivable	-	320,180

Total Current Assets	835	531,928

Property & equipment, net	-	5,878
Security deposits	-	137,962

TOTAL ASSETS	$835	$675,768

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable & accrued expense	$4,400	$620,374
Accrued payroll & related liabilities	-	843
Accrued other liabilities	9,676	23,017
Advance from shareholders & directors	493,875	-
Note payable	-	500,000

Total Current Liabilities	507,951	1,144,234

Stockholders Equity (Deficit)
Common stock, $.0001 par value, 12,000,000 shares	820	820
authorized, 8,195,000 shares issued and outstanding
as of 9/30/07 and 9/30/06
Additional Paid-In Capital	585,223	585,223
Accumulated Deficit	(1,093,159)	(1,054,509)

Total Stockholders' Equity ( Deficit)	(507,116)	(468,466)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$835	$675,768

The accompanying notes are an integral part of these financial statements.

SOYODO GROUP HOLDINGS, INC.
(Formerly TOP Group Holdings, Inc.)
Statements of Operations
For the nine months Ended
September 30,
(Unaudited)

	2007	2006

Net Sales	$-	$2,428,337

Cost of Goods Sold	-	(1,825,436)

Gross Profit	-	602,901

Operating Expenses
Sales & Marketing	-	55,360
Store Rents	-	311,773
General & Administrative	12,639	613,534

Total Operating Expenses	12,639	980,667

Net Loss From Operations	(12,639)	(377,766)

Interest Expense	-	23,076

Net Income	$(12,639)	$(400,842)

Per Share Information:
Weighted average number
of common shares outstanding	8,195,000	7,595,989

Net Loss per common share	*	$(0.05)

* Less than $0.01

The accompanying notes are an integral part of these financial statements.

SOYODO GROUP HOLDINGS, INC.
(Formerly TOP Group Holdings, Inc.)
Stockholders' Equity
September 30, 2007
(Unaudited)

			Additional		Stock	Total
	COMMON STOCKS		Paid-In	Accumulated	Subscription	Stockholders'
	# of Shares	Amount	Capital	Deficit	Receivable	Equity

Balance - December 31, 2003	5,000,000	500	135,293	(192,065)	-	(56,272)

Net Loss for the Year	-	-	-	(26,516)	-	(26,516)
Balance - December 31, 2004	5,000,000	500	135,293	(218,581)	-	(82,788)

Issurance of stock for cash	2,160,000	216	329,784	-	45,000	285,000
Net Loss for the year	-	-	-	(435,086)	-	(435,086)
Balance - December 31, 2005	7,160,000	716	465,077	(653,667)	45,000	(232,874)

Issurance of stock for cash	1,035,000	104	120,146	-	(45,000)	165,250
Net Loss for the year	-	-	-	(426,853)	-	(426,853)
Balance - December 31, 2006	8,195,000	820	585,223	(1,080,520)	$-	(494,477)

Net Loss 1/1/07 to 9/30/07	-	-	-	(12,639)	-	(12,639)
Balance - March 31, 2007	8,195,000	820	585,223	(1,093,159)	-	(507,116)

The accompanying notes are an integral part of these financial statements.

SOYODO GROUP HOLDINGS, INC.
(Formerly TOP Group Holdings, Inc.)
Statements of Cash Flow
For the nine months Ended September 30,
Indirect Method
(Unaudited)

	2007	2006

Cash Flows from Operating Activities:

Net Loss	$(12,639)	$(400,842)
Adjustments to reconcile net loss to net cash used
by operating activities
Depreciation	-	20,125
Decrease (Increase) in Inventory	-	643,356
Decrease (Increase) in Accounts Receivable	-	(144,183)
Decrease (Increase) in other currect assets	-	(166,114)
Decrease (Increase) in security deposits	-	-
Increase (Decrease) in accounts payable	(3,220)	(173,980)
Increase (Decrease) in current liabilities	3,377	(43,715)

Net Cash Used by Operating Activities	(12,482)	(265,353)

Investing Activities:

Purchase of property and equipment	-	186,546

Net Cash from Investing Activities	-	186,546

Financing Activities

Net proceeds from issurance of common stock	-	120,250
Decrease (Increase) in Stock Subscription Receivable	-	45,000
Increase in notes payable	-	55,683
Increase in loan from shareholders & directors	10,646	(180,000)

Net Cash from Financing Activities	10,646	40,933

Net Increase in Cash & Cash Equivalents	(1,836)	(37,874)

Beginning Cash & Cash Equivalents	2,671	105,439

Ending Cash & Cash Equivalents	$835	$67,565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$-	$23,076
Cash paid for Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SOYODO HOLDINGS, INC.
Notes to Financial Statements
September 30, 2007

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

Inventory:

The valuation method used for our closing inventory is lower of cost or market. There was no inventory at the end of September, 2007.

SOYODO GROUP HOLDINGS, INC.
Notes to Financial Statements
September 30, 2007

Note 2 - Property and Equipment:

Due to its divestitures in 2006, the company had nothing left in property and equipment as of September 30, 2007.

Note 3 - Commitments—operating leases:

As of September 30, 2007,the Company still had three retail store leases outstanding, all of them in California. One expires on October 31, 2007 while the remaining two will expire in July of 2010. Without adjustment for cost escalation clauses, our minimum lease payments will be about $ 262,120 for the 12-month period ended September 30, 2008, and about $ 733,610 for the 36-month period ended September 30, 2010.

Back in June of 2006, Ru-Hua Song and his privately held corporations took over these three leases. They have been and will be responsible for store rents. Currently, we are working with the involved landlords to grant us a discharge.

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

Deferred tax assets

Net operating loss carry-forwards	$1,093,159
Valuation allowance	(1,093,159)
Net deferred tax assets	$0

As of September 30, 2007,the Company had net operating loss carry-forwards of approximately $1,093,159 for federal income tax purposes. These carry-forwards, if not utilized to offset taxable income, will begin to expire in 2010.

Note 5 - Going Concern:

The Company's financial statements have been prepared on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

Since November 30, 2006, the company has been investigating opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

As of September 30, 2007,the Company’s current liabilities exceed current assets by $507,116 and its net worth is negative $507,116. Therefore, the Company's ability to continue as a going concern is dependent upon its ability to achieve profitable operations and to develop additional sources of capital. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

SOYODO GROUP HOLDINGS, INC.
Notes to Financial Statements
September 30, 2007

Note 6 - Capital Stock Transactions:

On March 25, 1999, the Company's Board of Directors approved an amendment to the Articles of Incorporation of the Company, declaring a 1 to 10 reverse stock split of outstanding common stock at March 25, 1999. In 2001, the Board of Directors declared a 5 to 1 forward stock split. On January 21, 2005, the company filed an Amended Certificate of Incorporation to increase the shares authorized to issue from 5,000,000 to 100,000,000 and to reduce the par value per share from $0.01 to $0.0001. On September 20, 2006, the company filed an Amended Certificate of Incorporation to set the authorized shares at 12,000,000. On October 17, 2007, the company filed another Amended Certificate of Incorporation to set the authorized shares at 120,000,000.

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

Note 7 - Related Party Transactions:

During the nine months ended September 30, 2007,the company did not have any business transactions. As of September 30, 2007, the company did not have any accounts receivable and accounts payable with related parties.

Note 8 - Loans from Shareholders:

This loan from shareholders of $493,873 has resulted from the working capital needs as well as the takeover settlement by Mr. Song Ru-hua. This loan from Mr. Song Ru-hua does not carry a due date.

Note 9 - Segment Information:

The Company as of September 30, 2007 had no business operations. Prior to the takeover on November 30, 2006, it was in the wholesale business in California of the U.S.A.