Form 10KSB
period 2007-12-31
SOYODO GROUP HOLDINGS INC
filed 2008-04-11
CIK 1103640

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one):

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934.

For the fiscal year ended December 31, 2007.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class		Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒; No ☐

Check if disclosure of delinquent filers in response to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒; No ☐

State issuer's revenues for its most recent fiscal year: $ 0

Aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $11,479,118 as of March 31, 2008.

Shares of Common Stock outstanding as of April 1, 2008: 90,195,000

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐; No ☒

Explanatory Note:

The information in this Annual Report on Form 10-KSB relates to Soyodo Group Holdings, Inc. as of December 31, 2007. On February 5, 2008, the Registrant entered into and completed the transactions contemplated under a Share Exchange Agreement (the “Exchange Agreement”) with each of the shareholders of Omphalos Corp., a British Virgin Islands corporation (“Omphalos”). As a result of the Exchange Agreement, (i) Omphalos became a wholly-owned subsidiary of Soyodo and (ii) Soyodo succeeded to the business of Omphalos as its sole business. Information regarding the business, financials and other information for the year end December 31, 2007 for Omphalos can be found in the Current Report on Form 8-K/A, filed with the SEC on April 9, 2008.

This Annual Report on Form 10-KSB contains statements that constitute forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of Soyodo Group Holdings, Inc. (referred to in this report as the "Company","we", "us" and "our" ) with respect to (i) our financing plans, (ii) trends affecting our financial condition or results of operations and (iii) the impact of competition. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under "Risk Factors," "Management's Discussion and Analysis or Plan of Operations" and "Description of Business," identifies important factors that could cause or contribute to such differences. See "Description of Business-Risk Factors." All forward looking statements should be read with caution."

PART I

Item 1. Description of Business

General

The Company was incorporated as "Quixit, Inc." on May 15, 1997, under the laws of the State of Colorado. On January 16, 2003, we engaged in the Change in Control, whereby TOP Group Corp. (New York) purchased 4,400,000 shares of the Company's common stock from H. Daniel Boone, who was then President and Chairman of the board of directors. Right after the purchase, TOP Group Corp. (New York) owned 88% of our outstanding capital stock. On August 22, 2005, due to its inactive status and its intension to wind up, TOP Group Corp. (New York) conveyed its 4,400,000 shares to Song Ru-hua, the Company’s President and Chairman of the Board.

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

On June 30, 2006, however, the Company started to concentrate on its wholesale operation and sold to Song Ru-Hua, its majority shareholder & Principal Executive Officer, all the six retail stores. Then on November 30, 2006, the company decided to go back to its original plan of investigating opportunities to be acquired and sold to Song Ru-Hua the remaining wholesale operation as well.

Description of discontinued operations

As of November 30, 2006, the Company had been in the wholesale/retail business in locations within continental USA with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods from China. However, we discontinued this business on December 1, 2006. It did not have any business operations as of December 31, 2007.

Employees

As of December 31, 2007, we had no full time employees. The Company’s president and treasurer had agreed to allocate a portion of their time to the activities of the Company, without compensation.

Recent Events

On February 5, 2008, we entered into and completed the transactions contemplated under a Share Exchange Agreement (the “Exchange Agreement”) with each of the shareholders (the “Shareholders”) of Omphalos Corp., a British Virgin Islands corporation (“Omphalos”) pursuant to which we purchased from the Shareholders all issued and outstanding shares of Omphalos’ common stock in consideration for the issuance of an aggregate of 81,996,275 shares of Soyodo common stock (the "Share Exchange").

The Share Exchange resulted in a change in control of Soyodo with the Shareholders owning 81,996,275 shares of common stock of the Company out of a total of 90,191,275 issued and outstanding shares after giving effect to the Share Exchange. Also, the Shareholders were elected directors of the Company, subject to Soyodo’s disclosure obligations under the Securities Exchange Act of 1934, as amended, and appointed as its executive officers. As a result of the Exchange Agreement, (i) Omphalos became a wholly-owned subsidiary of Soyodo and (ii) Soyodo succeeded to the business of Omphalos as its sole business. Accordingly, Soyodo intends to change its name to Omphalos, Inc.

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

 Minimal Operating History or Revenue and Minimal Assets

We have not had revenues since December 1, 2006 up to the year ended December 31, 2007. Additionally, we have no significant assets or financial resources.

Continued Management Control & Limited Time Availability

As of December 31, 2007, none of our officers has entered into a written employment agreement with the Company. We have not obtained key man life insurance on any of our officers or directors. Loss of the services of any of these individuals would adversely affect development of our business and the likelihood of continuing operations.

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

Lack of Market Research or Marketing Organization

We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for our contemplated future business. We have no marketing organization as of December 31, 2007.

Item 2. Description of Property.

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

Year Ended December 31, 2007

	High Bid	Low Bid
1st quarter	.15	.15
2nd quarter	.20	.15
3rd quarter	.20	.10
4th quarter	.07	.05

Year Ended December 31, 2006
	High Bid	Low Bid
1st quarter	.10	.10
2nd quarter	.25	.10
3rd quarter	.15	.10
4th quarter	.15	.10

Year Ended December 31, 2005
	High Bid	Low Bid
1st quarter	.10	.10
2nd quarter	.25	.10
3rd quarter	.65	.25
4th quarter	1.00	.25

The above quotations are inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Dividends

We have not paid any dividends, and we have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

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

On February 5, 2008, we entered into and completed the transactions contemplated under a Share Exchange Agreement (the “Exchange Agreement”) with each of the shareholders (the “Shareholders”) of Omphalos Corp., a British Virgin Islands corporation (“Omphalos”) pursuant to which we purchased from the Shareholders all issued and outstanding shares of Omphalos’ common stock in consideration for the issuance of an aggregate of 81,996,275 shares of Soyodo common stock (the "Share Exchange").

The Share Exchange resulted in a change in control of Soyodo with the Shareholders owning 81,996,275 shares of common stock of the Company out of a total of 90,191,275 issued and outstanding shares after giving effect to the Share Exchange. Also, the Shareholders were elected directors of the Company, subject to Soyodo’s disclosure obligations under the Securities Exchange Act of 1934, as amended, and appointed as its executive officers. As a result of the Exchange Agreement, (i) Omphalos became a wholly-owned subsidiary of Soyodo and (ii) Soyodo succeeded to the business of Omphalos as its sole business. Accordingly, Soyodo intends to change its name to Omphalos, Inc.

NOTE: The information below relates to the Soyodo as of December 31, 2007. Information regarding the management’s discussion and analysis for the year end December 31, 2007 for Omphalos can be found in the Current Report on Form 8-K/A filed with the SEC on April 9, 2008.

Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

We had had retail sales of $0 and a gross profit of $0 during the twelve months ended December 31, 2007, compared with retail sales of $2,844,604 and a gross profit of $655,099 in the twelve months ended December 31, 2006.

Our loss from operations was $13,503 in the twelve months ended December 31, 2007 compared to $399, 405 in the twelve months ended December 31, 2006.

We had a net loss of $ 3,827 in the twelve months ended December 31, 2007, compared to $ 426,853 in the twelve months ended December 31, 2006.

B. LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had a net loss of $3,827

We incurred a loss of $13,503 from operations for the twelve months ended December 31, 2007. This does raise substantial doubt about our ability to continue as a going concern. Our plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7. Financial Statements

The Financial Statements and Notes of Soyodo as of December 31, 2007 can be found beginning on page F-1, "Index to Consolidated Financial Statements," following Part III of this Annual Report on Form 10-KSB.

NOTE: The Financial Statements and Notes as of December 31, 2007 for Omphalos can be found in the Current Report on Form 8-K/A filed with the SEC on April 9, 2008.

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

Previous independent registered public accounting firm

On March 11, 2008, Soyodo Group Holdings, Inc. (the “Company”) notified Jaspers + Hall, PC (“Jaspers”) that it was being dismissed as the Company’s independent registered public accounting firm. The decision to dismiss Jaspers as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on March 11, 2007.

During the fiscal year ended December 31, 2006, and any subsequent period through March 11, 2008, (i) there were no disagreements between Registrant and Jaspers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Jaspers would have caused Jaspers to make reference to the matter in its reports on Registrant's financial statements, and (ii) except for Jaspers’ report on Registrant's financial statements for the year ended December 31, 2006 which included an explanatory paragraph wherein they expressed substantial doubt about Registrant's ability to continue as a going concern, Jaspers’ reports on Registrant's financial statements did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 31, 2006 and through March 11, 2008, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

New independent registered public accounting firm

On March 11, 2008, the Company has engaged KCCW Accountancy Corp. (“KCCW”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2007. The decision to engage KCCW as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on March 11, 2007.

During the year ended December 31, 2006 and any subsequent period through March 11, 2008, the Company did not consult with KCCW regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant’s financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to (a)(1)(iv) of Item 304.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework  Based on its assessment the Company’s management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Set forth below is certain information concerning the directors and executive officers of the Company as of December 31, 2007.

Name	Age	Position
Song Ru-Hua	46	Chairman of the Board of Directors, Chief Executive Officer and Principal Accounting and Financial Officer

On April 20, 2007 we filed a report on Form 8-K to inform the resignations of our directors and officers except Song Ru-Hua to facilitate the search of a potential buyer of the Company.

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

BIOGRAPHICAL INFORMATION

SONG RU-HUA, age 46, was Chairman of the Board and President and Principal Executive Officer of the Company. Mr. Song is also the President of three privately-held companies: Soyodo Inc., located in Los Angeles, Soyodo LLC, located in San Francisco, and Coll, Inc., located in New York City. From 1992 to 2004, Mr. Song was the Chairman of TOP Group, a Chinese conglomerate engaged in high-tech software, hardware, education and related businesses.

As a result of the Exchange Agreement with Omphalos, Song Ru-Hua resigned from all positions held with the Company and the following are now presently the directors and executive officers of the Company.

Name	Age	Position
Sheng-Peir Yang	50	President and Director
Chu Pi Yun	36	Chief Financial Officer
Li Shen-Ren	44	Chief Operating Officer

Shen-Peir Yang, Chief Executive Officer

Mr. Yang has been President of Omphalos since 1991. He holds a degree in Mechanical Engineering from National Taipei University of Technology.

Chu Pi Yun, Chief Financial Officer

Ms. Yun has been with Omphalos since 2000. During that time she functioned in various accounting related positions. She was appointed our Chief Financial Officer in October 2007. Ms. Yun has done extensive accounting coursework.

Li Shen-Ren, Chief Operating Officer

Mr. Shen-Ren has been with Omphalos since 1997. He has worked primarily in sales and was appointed our Chief Operating Officer in 2007. He holds a degree from the Department of Mechanics at Taiwan Technical University.

Our directors and officers hold office until the earlier of their resignation, or removal or until their successors have been duly elected and qualified.

There are no family relationships among our directors or executive officers.

To our knowledge, during the last five years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Item 10. Executive Compensation.

The salaries paid to our chief executive officers and those officers who receive compensation in excess of $100,000 during the fiscal years 2006 and 2007 are as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All other Compensation	Total

Song Ru-Hua	2007	$--	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	$--
Chief Executive Officer	2006	$37,709			-0-	-0-	-0-	$37,709

None of the officers or directors is accruing any compensation pursuant to any agreement with the Company. Furthermore, no retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

 The following table sets forth certain information, as of March 25, 2008 with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Sheng-Peir Yang	55,347,485	61.3%

Chu Pi Yun	2,049,907	2.3%

Li Shen-Ren	4,099,814	4.5%

All officers and directors as a group (5 persons)	61,497,206	68.2%

* Denotes less than 1%

Beneficial ownership percentages gives effect to the completion of the Share Exchange, and are calculated based on shares of common stock issued and outstanding and is based on a total of 90,195,000 shares of common stock that were issued and outstanding as of March 25, 2008. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 25, 2008. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

Item 12. Certain Relationships and Related Transactions.

At December 31, 2006, the Company had a loan from shareholder of $483,229. This loan from shareholders of $483,229 resulted from the takeover settlement on November 30, 2006 by Mr. Song Ru-hua, the former Chief Executive Officer of the Company. During the takeover, Mr. Song Ru-hua took over $483,229 more in liabilities than assets from the company. This loan does not carry a due date.

At December 31, 2007, the loan from shareholder amounted $498,834, which included the original loan amount from the aforementioned takeover settlement and the accrued interest. This loan was forgiven by Mr. Son Ru-hua as a result of the capital reorganization on February 5, 2008

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

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that we paid or accrued for the audit provided by Jaspers + Hall, PC and KCCW Accountancy Corp. for 2006 and 2007, respectively:

	Fiscal Year ended 12/31/07	Fiscal Year ended 12/31/06
Audit fees	$46,338*	$4,000.00

*Includes audit of Soyodo Group Holdings for $3,000 and audit of Omphalos Corp. for $43,338.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOYODO GROUP HOLDINGS, INC.

Dated: As of April 11, 2008	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Sheng-Peir Yang	Chief Executive Officer and Chairman of the Board of Directors	April 11, 2008
Sheng-Peir Yang
/s/ Chu Pi Yun	Chief Financial Officer (principal financial and accounting officer) and Director	April 11, 2008
Chu Pi Yun
/s/ Li Shen-Ren	Director	April 11, 2008
Li Shen-Ren

SOYODO GROUP HOLDINGS, INC.

FINANCIAL STATEMENTS FOR THE YEAR ENDED
DECEMBER 31, 2007 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONTENTS
Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Changes in Shareholders' Deficit	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 - F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Soyodo Group Holdings, Inc.

We have audited the accompanying balance sheet of Soyodo Group Holdings, Inc. (the “Company”) as of December 31, 2007, and the related statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Soyodo Group Holdings, Inc. for the year ended December 31, 2006 were audited by other auditors whose report, dated April 15, 2007, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Soyodo Group Holdings, Inc. as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/KCCW Accountancy Corp.
KCCW Accountancy Corp.

Walnut, California
March 17, 2008

SOYODO GROUP HOLDINGS, INC.
(Formerly TOP Group Holdings, Inc.)
BALANCE SHEETS
December 31, 2007 and 2006

	December 31,	December 31,
Assets	2007	2006
Current Assets
Cash and cash equivalents	$530	$2,671
Total Assets	$530	$2,671

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable & accrued expenses	$-	$7,620
Accrued Other liabilities	-	6,299
Loan from shareholders	498,834	483,229
Total current liabilities	498,834	497,148

Shareholders' Equity (Deficit)
Common stock, $0.0001 par value, 12,000,000 shares
authorized, 8,195,000 shares issued and outstanding
as of 12/31/07 and 12/31/06	820	820
Additional paid-in capital	585,223	585,223
Accumulated deficit	(1,084,347)	(1,080,520)
Total shareholders' deficit	(498,304)	(494,477)

Total Liabilities and Shareholders' Deficit	$530	$2,671

The Accompanying Notes are an Integral Part of the Financial Statements.

SOYODO GROUP HOLDINGS, INC.
(Formerly TOP Group Holdings, Inc.)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006

	2007	2006

Net sales	$-	$2,844,604
Cost of sales	-	2,189,505
Gross profit	-	655,099

Selling, general and administrative expenses
Sales & marketing	-	61,748
Store rents	-	316,773
General & administrative	13,503	675,983
Total selling, general and administrative expenses	13,503	1,054,504

Loss from operations	(13,503)	(399,405)

Other income (expense)
Interest expense	-	(27,448)
Other income	9,676
Total other income	9,676	(27,448)

Loss before provision for income taxes	(3,827)	(426,853)

Provision for income taxes	-	-

Net loss	$(3,827)	$(426,853)

Weighted average number of common shares outstanding:
Basic and diluted	8,195,000	7,746,973

Net loss per share:
Basic and diluted	$(0.00)	$(0.06)

The Accompanying Notes are an Integral Part of the Financial Statements.

SOYODO GROUP HOLDINGS, INC.
(Formerly TOP Group Holdings, Inc.)
STATEMENTS OF SHAREHOLDERS’ DEFICIT
For the Years Ended December 31, 2007 and 2006

			Additioal	Stock
	Common Stock		Paid-in	Subscription	Accumulated
	Share	Amount	Capital	Receivable	Deficit	Total

Balance at January 1, 2006	7,160,000	$716	$465,077	$(45,000)	$(653,667)	$(232,874)
Issuance of stock for cash	1,035,000	104	$120,146	45,000	-	165,250
Net loss	-	-	-	-	(426,853)	(426,853)
Balance at December 31, 2006	8,195,000	820	585,223	-	(1,080,520)	(494,477)
Net loss	-	-	-	-	(3,827)	(3,827)
Balance at December 31, 2007	8,195,000	$820	$585,223	$-	$(1,084,347)	$(498,304)

The Accompanying Notes are an Integral Part of the Financial Statements.

SOYODO GROUP HOLDINGS, INC.
(Formerly TOP Group Holdings, Inc.)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net loss	$(3,827)	$(426,853)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	-	20,368
Changes in assets and liabilities:
Decrease in inventory	-	643,356
Decrease in other current assets	-	154,066
Decrease in security deposits	-	137,962
(Decrease) in accounts payable	(7,620)	(786,734)
(Decrease) in current liabilities	(6,299)	(61,277)
Net cash (used in) operating activities	(17,746)	(319,112)

Cash flows from investing activities
Cash received from disposal of property and equipment	-	192,182
Net cash provided by investing activities	-	192,182

Cash flows from financing activities
Net proceeds from issuance of common stock	-	120,250
Decrease in stock subscription receivable	-	45,000
Decrease in notes payable	-	(444,317)
Increase in loans from shareholders	15,605	303,229
Net cash provided by financing activities	15,605	24,162

Net (decrease) in cash and cash equivalents	(2,141)	(102,768)

Cash and cash equivalents
Beginning	2,671	105,439
Ending	$530	$2,671

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$-	$27,448
Income tax	$-	$-

The Accompanying Notes are an Integral Part of the Financial Statements.

SOYODO GROUP HOLDINGS, INC.
(Formerly TOP Group Holdings, Inc.)
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

Note 1 - Organization and Summary of Significant Accounting Policies (Continued):

Other Comprehensive Income:

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Inventory:

The valuation method used for our closing inventory is lower of cost or market. There was no inventory at the end of 2006 and 2007.

Advertising:

Costs associated with advertising are expensed in the year incurred and are included in the sales & marketing expense. They were $0 in 2007 and $48,883 in 2006.

Recently Issued Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. In February 2008, the FASB deferred for one year the effective date of SFAS 157 only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and removed certain leasing transactions from the scope of SFAS 157. The Company does not believe that the adoption of SFAS 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective January 1, 2008. The Company has evaluated the impact of SFAS 159 and believes it will not significantly impact its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, ("SFAS 141R"), which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective January 1, 2009, and will be applied prospectively. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders' equity. SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements.

Note 2 - Property and Equipment:

The useful life used to calculate our depreciation in 2006 is 5 years for equipment, 7 years for F & F and 3 years for software. In addition, straight-line method of depreciation was used. During the takeover of the six retail stores by Song Ru-Hua on June 30, 2006, $15,983 of net equipment, $137,624 of net furniture & fixture, and $48,348 of net leasehold improvement were sold at no gain or loss. During the takeover of the wholesale operation on November 30, 2006, $3,969 of net equipment, $5,949 of net furniture & fixture and $913 of net software were sold at no gain or loss. Thus, as of December 31, 2006 and December 31, 2007, the company had nothing left in property and equipment.

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

Deferred tax assets
Net operating loss carry-forwards	$1,084,000
Valuation allowance	(1,084,000)
Net deferred tax assets	$0

As of December 31, 2007, the Company had net operating loss carry-forwards of approximately $ 1,084,000 for federal income tax purposes. These carry-forwards, if not utilized to offset taxable income, will begin to expire in 2010.

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

On December 15, 2005, former officers, Wu Hai, Li Ke-Guang and Zhang Hao, subscribed to pay $80,000 for 160,000 restricted shares, of which 100,000 shares were returned in 2006 to the company by Li Ke-Guang, who had also resigned from his Vice President position. The company did receive $30,000 for the remaining 60,000 restricted shares. On June 8, 2006, former three independent directors, Song Pei-Kun, Yi Geng-Po and Fang Ye paid $170,250 to acquire 1,135,000 restricted shares of the company.
All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to reflect the stock splits and the par value reduction.

Note 5 - Related Party Transactions:

During the eleven months ended November 30, 2006, the company imported all of its merchandise from a trading company in China, where former director, Fang Ye, has been its president and the majority shareholder. In addition, Mr. Song Ru-hua has been a majority owner of four privately held companies in California, Illinois and New York, which are in the same line of business. The Company had transactions with these four privately held companies, mainly the sales of merchandise to them at the Company’s wholesale price. Of the total sales of $2,844,604 in 2006, approximately 50% was sold to related parties. Based upon the Company’s internal review, all the transactions involving those related companies during 2006 were all arms-length transactions.

In its divestiture of retail operation on June 30, 2006, the company sold to Song Ru-Hua $ 201,955 of fixed assets, as mentioned in Note 2, $832, 472 of inventory and $12,135 of cash on hand at no gain or loss. In its divestiture of wholesale operation on November 30, 2006, the company sold to Song Ru-Hua $ 10,831 of fixed assets and $137,962 of security deposits at no gain or loss. On the other hand, Song Ru-Hua took over various liabilities, of which the most significant one is $1,282,163 of account payable to our supplier in China. As of December 31, 2006 and December 31, 2007, the company did not have any accounts receivable and accounts payable with related parties.

Note 6 - Loans from Shareholders:

At December 31, 2006, the Company had a loan from shareholder of $483,229. This loan from shareholders of $483,229 resulted from the takeover settlement on November 30, 2006 by Mr. Song Ru-hua. During the takeover, Mr. Song Ru-hua took over $483,229 more in liabilities than assets from the company. This loan does not carry a due date.

At December 31, 2007, the loan from shareholder amounted $498,834, which included the original loan amount from the aforementioned takeover settlement and the accrued interest. This loan was forgiven by Mr. Son Ru-hua as a result of the capital reorganization on February 5, 2008 as mentioned on Note 8.

Note 7 - Segment Information:

The Company as of December 31, 2007 had no business operations. Prior to the takeover on November 30, 2006, it was in the wholesale business in California of the U.S.A.

Note 8 - Subsequent Events:

Business Acquisition:

On February 5, 2008, Soyodo Group Holdings, Inc. (the “Soyodo”) entered into and completed the transactions contemplated under a Share Exchange Agreement (the “Exchange Agreement”) with each of the shareholders (the “Shareholders”) of Omphalos Corp., a British Virgin Islands corporation (”Omphalos), pursuant to which Soyodo purchased from the Shareholders all issued and outstanding shares of Omphalos’ common stock in consideration for the issuance of an aggregate of 81,996,275 shares of Soyodo common stock (the "Share Exchange").

The Share Exchange resulted in a change in control of Soyodo with the Shareholders owning 81,996,275 shares of common stock of the Company out of a total of 90,191,275 issued and outstanding shares after

Note 8 - Subsequent Events (Continued):

Business Acquisition (Continued):

giving effect to the Share Exchange. Also, the Shareholders were elected directors of the Company, subject to Soyodo’s disclosure obligations under the Securities Exchange Act of 1934, as amended, and appointed as its executive officers. As a result of the Exchange Agreement, (i) Omphalos became a wholly-owned subsidiary of Soyodo and (ii) the Soyodo succeeded to the business of Omphalos as its sole business. Accordingly, Soyodo intends to change its name to Omphalos Corp

Loan Settlement Agreement:

In February 2008, Mr. Song Ru-hua signed a settlement agreement with the Company and Mr. Song Ru-hua agreed to forgive all the outstanding loan payable of $498,834, which included the original loan of $483,229 resulted from the takeover settlement on November 30, 2006 by Mr. Song Ru-hua and the accrued interest as mentioned in Note 6.