Form 10-Q
period 2008-03-31
OMPHALOS, CORP
filed 2008-05-15
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________

OMPHALOS, CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1482082 (I.R.S. Employer Identification No.)

Unit 2, 15 Fl., 83, Nankan Rd. Sec. 1,
Luchu Taoyuan County
Taiwan
(Address of principal executive offices, Zip Code)

011-8863-322-9658
(Registrant’s telephone number, including area code)

Soyodo Group Holdings, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding, as of May 6, 2008 was 30,063,759

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

OMPHALOS, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

CONTENTS

Page

Condensed Consolidated Balance Sheets	5 - 6

Condensed Consolidated Statements of Operations	7

Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income	8

Condensed Consolidated Statements of Cash Flows	9

Notes to Consolidated Financial Statements	11 - 15

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$3,972,249	$2,783,243
Accounts receivable, net	2,383,066	3,892,353
Inventory, net	916,374	657,788
Prepaid and other current assets	173,089	132,508
Due from shareholders	95,520	-
Total current assets	7,540,298	7,465,892

Leasehold Improvements and Equipment, net	13,519	13,808

Intangible assets, net	35,958	29,946
Deposits	28,116	-
Long-term investments	300,230	1,100,704

Total Assets	$7,918,121	$8,610,350

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
Liabilities and Shareholders' Equity	(Unaudited)
Current Liabilities
Accounts payable	$4,001,346	$3,940,816
Accrued salaries and bonus	45,321	42,081
Accured expenses	44,164	180,841
Total current liabilities	4,090,831	4,163,738

Shareholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares
authorized, 81,996,275 and 90,191,275 shares issued
and outstanding as of December 31, 2007 and
March 31, 2008, respectively	9,020	8,200
Additional paid-in capital	41,510	41,800
Other comprehensive income	443,681	211,407
Retained earnings	3,333,079	4,185,205
Total shareholders' equity	3,827,290	4,446,612

Total Liabilities and Shareholders' Equity	$7,918,121	$8,610,350

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	March 31, 2008	March 31, 2007

Net sales	$1,543,978	$810,322
Cost of sales	1,204,945	531,377
Gross profit	339,033	278,945

Selling, general and administrative expenses	421,605	410,160

Loss from operations	(82,572)	(131,215)

Other income (expenses)
Interest income	4,759	71,606
Gain (loss) on foreign currency exchange	(589,943)	183,244
Gain on disposal of fixed assets	3,171	-
Gian on investment	-	15,879
Loss due to inventory value decline	(5,823)	-
Miscellaneous income	-	1,590
Total other income	(587,836)	272,319

Income (loss) before provision for income taxes	(670,408)	141,104

Provision for income taxes	-	-

Net Income (loss)	$(670,408)	$141,104

Weighted average number of common shares:
Basic and diluted	86,949,297	81,996,275

Not income (loss) per share:
Basic and diluted	$(0.0077)	$0.0017

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2008
(Unaudited)

			Additonal
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earning	Income (Loss)	Total

Balance at December 31, 2007	81,996,275	$8,200	$41,800	$4,185,205	$211,407	$4,446,612
Reorganization and recapitalization	8,195,000	820	(290)	-	-	530
Dividend Distributions	-	-	-	(181,718)	-	(181,718)
Translation adjustment	-	-	-	-	232,274	232,274
Net loss	-	-	-	(670,408)	-	(670,408)
Balance at March 31, 2008	90,191,275	$9,020	$41,510	$3,333,079	$443,681	$3,827,290

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	March 31, 2008	March 31, 2007
Cash flows from operating activities
Net income (loss)	$(670,408)	$141,104
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization and depreciation	1,339	3,579
Loss due to inventory value decline	5,823	-
Gain on sales of property	(3,171)	-
Foreign currency exchange loss (gains)	589,943	(183,244)
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	1,715,787	183,623
(Increase) Decrease in inventory	(210,632)	120,098
Decrease in prepaid and other assets	(57,254)	(53,428)
Increase (Decrease) in accounts payable	(206,931)	(1,185,430)
Increase (Decrease) in accrued expenses	(143,536)	(810,357)
Net cash provided by (used in) operating activities	1,020,960	(1,784,055)

Cash flows from investing activities
Redemption of investments	845,135	272,246
Acquisition of patents	(3,906)	-
Proceeds received from disposition of equipment	3,171	-
Net cash provided by investing activities	844,400	272,246

Cash flows from financing activities
Due to (from) related parties	(92,009)	564,506
Dividend distribution	(181,718)	-
Capital contribution	-	96,789
Net cash provided by (used in) financing activities	(273,727)	661,295

Effect of exchange rate changes on cash and cash equivalents	(402,627)	46,808

Net increase (decrease) in cash and cash equivalents	1,189,006	(803,706)

Cash and cash equivalents
Beginning	2,783,243	9,124,178
Ending	$3,972,249	$8,320,472

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-
Income tax	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation— The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Organization — Soyodo Group Holdings, Inc. (the “Soyodo”) was incorporated on May 15, 1997 as Quixit, Inc. under the laws of the state of Colorado. On January 16, 2003, TOP Group Corp., a New York corporation, purchased 4,400,000 shares of the Company's common stock, which represented 88% of the Company's outstanding capital stock at that time. Prior to the change in control, the Company's purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended. In March 2003, the Company changed its state of incorporation from Colorado to Delaware, and changed its name from Quixit, Inc. to TOP Group Holdings, Inc. In August of 2005, the company changed its name from TOP Group Holdings, Inc. to Soyodo Group Holdings, Inc.

In the second quarter of 2005, the company decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. Subsequently, six retail stores had been opened. On June 30, 2006, however, the Company started to concentrate on its wholesale operation and sold to its majority shareholder & principal executive officer, all the six retail stores. Then on November 30, 2006, the company decided to go back to its original plan of investigate opportunities to be acquired and sold to its majority shareholder the remaining wholesale operation.

On February 5, 2008, Soyodo Group Holdings, Inc. entered into and completed the transactions contemplated under a Share Exchange Agreement (the “Exchange Agreement”) with each of the shareholders (the “Shareholders”) of Omphalos Corp. (B.V.I.), a British Virgin Islands corporation, pursuant to which Soyodo purchased from the Shareholders all issued and outstanding shares of Omphalos Corp. (B.V.I.)’ common stock in consideration for the issuance of an aggregate of 81,996,275 shares of Soyodo common stock (the "Share Exchange"). The Share Exchange resulted in a change in control of Soyodo with the Shareholders owning 81,996,275 shares of common stock of the Company out of a total of 90,191,275 issued and outstanding shares after giving effect to the Share Exchange. Also, the Shareholders were elected directors of the Company, subject to Soyodo’s disclosure obligations under the Securities Exchange Act of 1934, as amended, and appointed as its executive officers. As a result of the Exchange Agreement, (i) Omphalos Corp. (B.V.I.) became a wholly-owned subsidiary of Soyodo and (ii) the Soyodo succeeded to the business of Omphalos Corp. (B.V.I.) as its sole business.

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Organization (Continued) —Effective April 18, 2008 Soyodo entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omphalos, Corp., a Nevada corporation. Pursuant to the Merger Agreement, Soyodo was merged with and into the surviving corporation, Omphalos Corp. The certificate of incorporation and bylaws of the surviving corporation became the certificate of incorporation and bylaws of the Company, and the directors and officers of Soyodo became the members of the board of directors and officers of the Company. Following the execution of the Merger Agreement, the Company filed with the Secretary of State of Delaware and Nevada, a Certificate of Merger. Omphalos, Corp is incorporated on April 15, 2008 under the laws of the state of Nevada. The main purpose of the merger is to change the company’s name to Omphalos, Corp.

Omphalos Corp. (B.V.I.) was incorporated on October 30, 2001 under the laws of the British Virgin Islands. Omphalos Corp. (Taiwan) was incorporated on February 13, 1991 under the laws of Republic of China. All Fine Technology Co., Ltd. (Taiwan) was incorporated on March 23, 2004 under the laws of Republic of China. All Fine Technology Co., Ltd. (B.V.I.) was incorporated on February 2, 2005 under the laws of the British Virgin Islands. These companies were under common control and ownership. On July 4, 2007, Omphalos Corp. (BVI) acquired Omphalos Corp. (Taiwan) and All Fine Technology Co. Ltd. (Taiwan), through a share exchange with the shareholders of these two entities. On October 19, 2007 Omphalos Corp. (BVI) completed the purchase of All Fine Technology Co. Ltd. (BVI). Omphalos Corp. (B.V.I.) and its subsidiaries supplies a wide range of equipments and parts including reflow soldering ovens and automated optical inspection machines for printed circuit board (PCB) manufacturers in Taiwan and China. Collectively Soyodo Group Holdings Inc. and these four corporations are referred to herein as the "Company".

Basis of Consolidation / Combination — The aforementioned stock exchange transaction made Omphalos Corp. (B.V.I.) a wholly owned subsidiary of Soyodo after issuing 81,996,275 shares of Soyodo's common stock and resulted in the shareholders of Omphalos (B.V.I.) obtaining a majority voting interest in Soyodo. Accounting principles generally accepted in the United States require an assessment of which entity is considered the accounting acquirer when an exchange of stock occurs regardless of the legal form of the acquisition. The factors to consider include which entity's shareholders will own the majority of the voting common stock after the acquisition and the composition of the governing body and the management of the company after the acquisition. Omphalos was determined to be the acquirer for accounting purposes. Additionally, when an acquisition takes place between a company with minimal or no operations (a shell company) and an operating company, the transaction is treated as a recapitalization rather than a business combination. As Soyodo is considered to be a shell company, the transaction was treated as a recapitalization of Omphalos Corp. (B.V.I.).

Omphalos Corp. (B.V.I.) is the continuing operating entity for financial reporting purposes, and the financial statements prior to March 31, 2008 represent Omphalos Corp. (B.V.I.)' financial position and results of operations. As of March 31, 2008, Soyodo had net assets of $530 with 8,195,000 shares of common stock outstanding, all of which were included in the consolidated financial statements of Omphalos. Please see the unaudited stockholders' equity statement for the period from January 1, 2008 to March 31, 2008.

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation / Combination (Continued) —For the period ended March 31, 2007, the financial statements include the combined accounts of Omphalos Corp. (B.V.I.), Omphalos Corp. (Taiwan), All Fine Technology Co., Ltd. (Taiwan), and All Fine Technology Co., Ltd.(B.V.I.). There companies were under common control and ownership. During the year 2007, these companies reorganized and Omphlaos Corp. (B.V.I.) becomes the sole owner of all of the outstanding shares of Omphalos Corp. (Taiwan), All Fine Technology Co., Ltd. (Taiwan), and All Fine Technology Co., Ltd. (B.V.I.). For the period ended March 31, 2008, the consolidated financial statements include the accounts of Omphalos Corp. (B.V.I.) and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents, Investments, and Long-term Investments — Cash equivalents are included at cost, which approximates market. At March 31, 2008, the Company’s cash equivalents were held primarily by three financial institutions. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as investments or as long-term investments when maturities are in excess of one year. Investment and long-term investments consist of certificates of deposit (CDs) and marketable securities.

At the date of acquisition of an investment security, management designates the security as belonging to a trading portfolio, an available-for-sale portfolio, or a held-to-maturity portfolio. Currently, the Company holds no securities designated as held-to-maturity or available-for-sale. All investment securities are classified as trading according to management’s intent and carried at fair value. Unrealized holding gains and losses for trading securities are included in earnings.

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $207,719 and $188,503 at March 31, 2008 and December 31, 2007, respectively.

Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $1,482 and $1,259 at March 31, 2008 and December 31, 2007, respectively. Annual amortization expense of such intangible assets is expected to be $575 per year for the next five years.

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign-currency Transactions — Foreign-currency transactions are recorded in New Taiwan dollars (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollars, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under stockholders’ equity.

Translation Adjustment — The accounts of the Company was maintained, and its financial statements were expressed, in New Taiwan Dollar (“NTD”). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance SFAS No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders’ equity.

As of March 31, 2008 and December 31, 2007 the exchange rates between the NTD and the USD ($) were NTD1=$0.03292. and NTD1=$0.03077, respectively The weighted-average rates of exchange between NTD and USD were NTD1=$0.03171 and NTD1=$0.03037 for the three months ended March 31, 2008 and March 31, 2007, respectively. Total translation adjustment recognized as of March 31, 2008 and December 31, 2007 is $443,681 and $211,407, respectively.

Recently Issued Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. In February 2008, the FASB deferred for one year the effective date of SFAS 157 only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and removed certain leasing transactions from the scope of SFAS 157. The Company does not believe that the adoption of SFAS 157 will have a material impact on its financial statements.

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

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)— In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders' equity. SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements.

2.	RELATED-PARTY TRANSACTIONS

Operating Leases---The Company leases its facility from a shareholder under an operating lease agreement which expires on December 31, 2008. The monthly base rent is approximately $2,200. Rent expense under this lease agreement amounted to approximately $6,600 and $6,600 for the periods ended March 31, 2008 and 2007, respectively.

Advances to / from Shareholders - The advances to or from shareholders are non-interest bearing and without fixed terms of repayment.

3.	OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at March 31, 2008 and December 31, 2007 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income

Balance at December 31, 2007	$211,407	$211,407
Change for the period	232,274	$232,274

Balance at March 31, 2008	$443,681	$443,681

4.	SUBSEQUENT EVENTS

Effective April, 15, 2008, Soyodo Group Holdings, Inc. filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware, to effect a one (1) for three (3) reverse split of the issued and outstanding common shares of Soyodo whereby every three shares of common stock held were exchanged for one share of common stock. As a result, the issued and outstanding shares of common stock were reduced from 90,191,276 prior to the reverse split to approximately 30,063,759 following the reverse stock split. The authorized capital remained at 120,000,000 shares of common stock and any shareholder who beneficially owned a fractional share of common stock after the reverse stock split had their fractional share rounded up to the nearest whole share.

Effective April 18, 2008 Soyodo entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omphalos, Corp., a Nevada corporation. Pursuant to the Merger Agreement, Soyodo was merged with and into the surviving corporation, Omphalos Corp. The certificate of incorporation and bylaws of the surviving corporation became the certificate of incorporation and bylaws of the Company, and the directors and officers of Soyodo became the members of the board of directors and officers of the Company. Following the execution of the Merger Agreement, the Company filed with the Secretary of State of Delaware and Nevada, a Certificate of Merger.

******

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by Omphalos, Corp., or any other person, that such forward-looking statements will be achieved. The business and operations of Omphalos, Corp. and its subsidiaries are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Report.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Overview

The Company was incorporated as "Quixit, Inc." on May 15, 1997, under the laws of the State of Colorado. On January 16, 2003, TOP Group Corp., a New York corporation, purchased 4,400,000 shares of the Company's common stock, which represented 88% of the Company's outstanding capital stock at that time. Prior to the change in control, the Company's purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended. In March 2003, the Company changed its state of incorporation from Colorado to Delaware, and changed its name from Quixit, Inc. to TOP Group Holdings, Inc. In August of 2005, the company changed its name from TOP Group Holdings, Inc. to Soyodo Group Holdings, Inc. (“Soyodo”).

In the second quarter of 2005, the company decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. Subsequently, six retail stores had been opened. On June 30, 2006, however, the Company started to concentrate on its wholesale operation and sold to its majority shareholder & principal executive officer, all the six retail stores. Then on November 30, 2006, the company decided to go back to its original plan of investigate opportunities to be acquired and sold to its majority shareholder the remaining wholesale operation.

On February 5, 2008, we entered into and completed the transactions contemplated under a Share Exchange Agreement (the “Exchange Agreement”) with each of the shareholders (the “Shareholders”) of Omphalos Corp., a British Virgin Islands corporation (“Omphalos BVI”) pursuant to which we purchased from the Shareholders all issued and outstanding shares of Omphalos BVI’s common stock in consideration for the issuance of an aggregate of 81,996,275 shares of Soyodo common stock (the "Share Exchange").

The Share Exchange resulted in a change in control of Soyodo with the Shareholders owning 81,996,275 shares of common stock of the Company out of a total of 90,191,275 issued and outstanding shares after giving effect to the Share Exchange. Also, the Shareholders were elected directors of the Company, subject to Soyodo’s disclosure obligations under the Securities Exchange Act of 1934, as amended, and appointed as its executive officers. As a result of the Exchange Agreement, (i) Omphalos BVI became a wholly-owned subsidiary of Soyodo and (ii) Soyodo succeeded to the business of Omphalos BVI as its sole business.

Effective April, 15, 2008, Soyodo filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware, to effect a one (1) for three (3) reverse split of the issued and outstanding common shares of Soyodo whereby every three shares of common stock held were exchanged for one share of common stock. As a result, the issued and outstanding shares of common stock were reduced from 90,191,276 prior to the reverse split to approximately 30,063,759 following the reverse stock split. The authorized capital remained at 120,000,000 shares of common stock and any shareholder who beneficially owned a fractional share of common stock after the reverse stock split had their fractional share rounded up to the nearest whole share.

Effective April 18, 2008 Soyodo entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omphalos, Corp., a Nevada corporation. Pursuant to the Merger Agreement, Soyodo was merged with and into the surviving corporation, and effectively changed its name to Omphalos, Corp. As of April 30, 2008, our common stock is listed on the Over-The-Counter Bulletin Board under the symbol “OMPS”.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net sales for the three months ended March 31, 2008 were $1,543,978 as compared to $810,322 for the three months ended March 31, 2007. This represents an increase of $733,656 or 90.5% comparing the two periods. The increase in net sales for the three months ended March 31, 2008 is primarily the result of seasonal demands for the end products.

Cost of sales increased by $673,568 or 126.8%, to $1,204,945 for the three months ended March 31, 2008 as compared to $531,377 for the three months ended March 31, 2007. The increase in cost of sales is primarily the result of an increase in material cost.

For the three months ended March 31, 2008, Selling, General and Administrative expenses totaled $421,605. This was an increase of $11,445 or 2.8 % as compared to the same period 2007. The increase in selling, general and administrative expenses is mainly a result of an increase in traveling expanses caused by high oil price.

For the three months ended March 31, 2008, income from operations increased to $(82,572) as compared to $(131,215) for the three months ended March 31, 2007. This represents an increase of $48,643 or 37.1% comparing the two periods. The increase in income from operations for the three months ended March 31, 2008 is primarily the result of an increase in net sales.

Other income was $(587,836) and $ 272,319 for the three months ended March 31, 2008 and 2007, respectively. This was a decrease of $(860,155), or 315.9%. The main reason for this decrease was due to a loss on foreign currency exchange.

Our net income was $(670,408) for the three months ended March 31, 2008 compared to a net income of $141,104 for the three months ended March 31, 2007. The decrease in profitability for the three months ended March 31, 2008 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $3,972,249 at March 31, 2008 and $2,783,243 at December 31, 2007. Our total current assets were $7,540,298 at March 31, 2008 as compared to $7,465,892 at December 31, 2007. Our total current liabilities were $4,090,831 at March 31, 2008 as compared to $4,163,738 at December 31, 2007.

We had working capital at March 31, 2008 of $3,449,467 compared with working capital of $3,302,154 at December 31, 2007. This increase in working capital was primarily due to an increase in cash and cash equivalents.

During the three month period ended March 31, 2008, net cash provided by operating activities was $1,020,960. Net cash provided by investing activities was $844,400, and net cash used in financing activities was $(273,727). Net change in cash and cash equivalents was an increase of $1,189,006.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Cash Equivalents, Investments, and Long-term Investments — Cash equivalents are included at cost, which approximates market. At March 31, 2008, the Company’s cash equivalents were held primarily by three financial institutions. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as investments or as long-term investments when maturities are in excess of one year. Investment and long-term investments consist of certificates of deposit (CDs) and marketable securities.

At the date of acquisition of an investment security, management designates the security as belonging to a trading portfolio, an available-for-sale portfolio, or a held-to-maturity portfolio. Currently, the Company holds no securities designated as held-to-maturity or available-for-sale. All investment securities are classified as trading according to management’s intent and carried at fair value. Unrealized holding gains and losses for trading securities are included in earnings.

Foreign-currency Transactions — Foreign-currency transactions are recorded in New Taiwan dollars (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollars, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under stockholders’ equity.

Translation Adjustment — The accounts of the Company was maintained, and its financial statements were expressed, in New Taiwan Dollar (“NTD”). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance SFAS No. 52, "Foreign Currency Translation", with the NTD as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders’ equity. As of March 31, 2008 and March 31, 2008 the exchange rates between the NTD and the USD ($) were NTD1=$0.03292. and NTD1=$0.03077, respectively The weighted-average rates of exchange between NTD and USD were NTD1=$0.03171 and NTD1=$0.03037 for the three months ended March 31, 2008 and March 31, 2007, respectively. Total translation adjustment recognized as of March 31, 2008 and March 31, 2008 is $443,681 and $211,407, respectively.

Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders' equity. SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 1A.Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

On March 5, 2008, we obtained stockholder consent for an amendment to our certificate of incorporation effectuating a three for one reverse stock split and to effectuate a migratory merger of the Company from Delaware to Nevada. Further information can be found in the Definitive Schedule 14C, filed with the Securities and Exchange Commission on March 24, 2008.

Item 5.  Other Information.

Not applicable.

Item 6.       Exhibits.

Exhibit Number	Description
2.1
Share Exchange Agreement dated February 5, 2008, between the Company and the parties set forth on the signature page thereof. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2008)

2.2	Agreement and Plan of Merger (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2008)

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

3.8	Certificate of Merger filed with the Secretary of State of Delaware (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2008)

3.9	Certificate of Merger filed with Secretary of State of Nevada (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2008)

3.10	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2008)

10.1	Employment Agreement with Pi-Yun Chu (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2008)

10.2	Employment Agreement with Shen-Ren Li (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2008)

10.3	Employment Agreement with Sheng-Peir Yang (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2008)

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMPHALOS, CORP.

Date: May 14, 2008	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President and Chairman of the Board

Date: May 14, 2008	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting Officer and Director