Form 10-Q
period 2008-06-30
OMPHALOS, CORP
filed 2008-08-13
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER ___000-32341_____________

OMPHALOS CORP.
(Exact name of registrant as specified in its charter)

Nevada	84-1482082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ࿠	Accelerated filer࿠
Non-accelerated filer࿠	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding, as of August 1, 2008 was 30,063,759.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,181,954	$2,783,243
Accounts receivable, net	4,050,337	3,892,353
Inventory, net	1,463,773	657,788
Prepaid and other current assets	130,592	132,508
Due from shareholders	100,603	-
Total current assets	7,927,259	7,465,892

Leasehold Improvements and Equipment, net	12,251	13,808

Intangible assets, net	37,199	29,946
Deposits	26,788	-
Long-term investments	-	1,100,704
Total Assets	$8,003,497	$8,610,350

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$3,065,474	$3,940,816
Accrued salaries and bonus	45,601	42,081
Accured expenses	54,199	180,841
Total current liabilities	3,165,274	4,163,738

Shareholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 27,332,092 and 30,063,759 shares issued and outstanding as of December 31, 2007 and June 30, 2008, respectively	3,007	2,733
Additional paid-in capital	47,523	47,267
Other comprehensive income	471,057	211,407
Retained earnings	4,316,636	4,185,205
Total shareholders' equity	4,838,223	4,446,612

Total Liabilities and Shareholders' Equity	$8,003,497	$8,610,350

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net sales	$5,341,128	$4,913,152	$3,797,150	$4,102,829
Cost of sales	3,706,609	3,264,295	2,501,664	2,732,917
Gross Profit	1,634,519	1,648,857	1,295,486	1,369,912

Selling, general and administrative expenses	898,388	862,826	476,784	452,666

Income from operations	736,131	786,031	818,702	917,246

Other income
Interest income	10,590	115,568	5,831	43,961
Gain (loss) on foreign currency exchange	(433,411)	20,814	156,532	(162,430)
Gain on investment	-	38,423	-	22,544
Gain (loss) on sale of property	3,228	(2,527)	57	(2,527)
Loss due to inventory value decline	(3,389)	-	-	-
Miscellaneous income	-	2,855	2,434	1,266
Total other income	(422,982)	175,133	164,854	(97,186)

Income before provision for income taxes	313,149	961,164	983,556	820,060

Provision for income taxes	-	-	-	-

Net Income	$313,149	$961,164	$983,556	$820,060

Weighted average number of common stock:
Basic and Diluted	29,538,438	27,332,092	30,063,759	27,332,092

Net income (loss) per share:
Basic and Diluted	0.01	0.04	0.03	0.03

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2008
(Unaudited)

	Common Stock		Additonal	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earning	Income	Total

Balance at December 31, 2007	81,996,275	$8,200	$41,800	$4,185,205	$211,407	$4,446,612
Reorganization and recapitalization	8,195,000	820	(290)	-	-	530
Dividend distributions	-	-	-	(181,718)	-	(181,718)
One for three stock reverse split	(60,127,516)	(6,013)	6,013	-	-	-
Translation adjustment	-	-	-	-	259,650	259,650
Net income	-	-	-	313,149	-	313,149
Balance at June 30, 2008	30,063,759	$3,007	$47,523	$4,316,636	$471,057	$4,838,223

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	June 30, 2008	June 30, 2007
Cash flows from operating activities
Net income	$313,149	$961,164
Adjustments to reconcile net income to net cash used in operating activities:	.	.
Amortization and depreciation	1,466	8,574
Loss due to inventory value decline	3,389
Loss (gain) on sale of property	(3,228)	2,527
Foreign currency exchange loss (gains)	433,411	(20,814)
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	108,149	(1,904,017)
Decrease (Increase) in inventory	(749,946)	210,515
(Increase) Decrease in prepaid and other assets	(15,451)	(8,300)
Increase (Decrease) in accounts payable	(1,125,587)	265,108
(Decrease) in accrued expenses	(135,912)	(970,264)
Net cash used in operating activities	(1,170,560)	(1,455,507)

Cash flows from investing activities
Capital contribution	-	96,470
Redemption of investments	1,154,720	364,050
Purchase of equipment	(5,358)	(8,047)
Proceeds received from disposition of equipment	3,228	115,026
Investments in subsidiaries	-	(302,700)
Net cash provided by investing activities	1,152,590	264,799

Cash flows from financing activities
Dividend distribution	(181,718)	-
Loans from (repayment to) related parties	(98,737)	(2,648,521)
Net cash used in financing activities	(280,455)	(2,648,521)

Effect of exchange rate changes on cash and cash equivalents	(302,864)	(73,245)

Net decrease in cash and cash equivalents	(601,289)	(3,912,474)

Cash and cash equivalents
Beginning	2,783,243	9,124,178
Ending	$2,181,954	$5,211,704

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-
Income tax	$-	$-

Supplemental disclosure of noncash financing activities
Note receivable received in connection with sale of property	$-	$60,540

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation— The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

On February 5, 2008, Soyodo Group Holdings, Inc. entered into and completed the transactions contemplated under a Share Exchange Agreement (the “Exchange Agreement”) with each of the shareholders (the “Shareholders”) of Omphalos Corp. (B.V.I.), a British Virgin Islands corporation, pursuant to which Soyodo purchased from the Shareholders all issued and outstanding shares of Omphalos Corp. (B.V.I.) common stock in consideration for the issuance of an aggregate of 81,996,275 shares of Soyodo common stock (the "Share Exchange"). The Share Exchange resulted in a change in control of Soyodo with the Shareholders owning 81,996,275 shares of common stock of the Company out of a total of 90,191,275 issued and outstanding shares after giving effect to the Share Exchange. Also, the Shareholders were elected directors of the Company, subject to Soyodo’s disclosure obligations under the Securities Exchange Act of 1934, as amended, and appointed as its executive officers. As a result of the Exchange Agreement, (i) Omphalos Corp. (B.V.I.) became a wholly-owned subsidiary of Soyodo and (ii) the Soyodo succeeded to the business of Omphalos Corp. (B.V.I.) as its sole business.

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

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Omphalos Corp. (B.V.I.) was incorporated on October 30, 2001 under the laws of the British Virgin Islands. Omphalos Corp. (Taiwan) was incorporated on February 13, 1991 under the laws of Republic of China. All Fine Technology Co., Ltd. (Taiwan) was incorporated on March 23, 2004 under the laws of Republic of China. All Fine Technology Co., Ltd. (B.V.I.) was incorporated on February 2, 2005 under the laws of the British Virgin Islands. These companies were under common control and ownership. On July 4, 2007, Omphalos Corp. (BVI) acquired Omphalos Corp. (Taiwan) and All Fine Technology Co. Ltd. (Taiwan), through a share exchange with the shareholders of these two entities. On October 19, 2007 Omphalos Corp. (BVI) completed the purchase of All Fine Technology Co. Ltd. (BVI). Omphalos Corp. (B.V.I.) and its subsidiaries supplies a wide range of equipments and parts including reflow soldering ovens and automated optical inspection machines for printed circuit board (PCB) manufacturers in Taiwan and China. Collectively Omphalos, Corp. (formerly Soyodo Group Holdings Inc.) and these four corporations are referred to herein as the "Company".

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

For the period ended June 30, 2007, the financial statements include the combined accounts of Omphalos Corp. (B.V.I.), Omphalos Corp. (Taiwan), All Fine Technology Co., Ltd. (Taiwan), and All Fine Technology Co., Ltd.(B.V.I.). There companies were under common control and ownership. During the year 2007, these companies reorganized and Omphlaos Corp. (B.V.I.) becomes the sole owner of all of the outstanding shares of Omphalos Corp. (Taiwan), All Fine Technology Co., Ltd. (Taiwan), and All Fine Technology Co., Ltd. (B.V.I.). For the period ended June 30, 2008, the consolidated financial statements include the accounts of Omphalos Corp. (B.V.I.) and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

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

Cash Equivalents, Investments, and Long-term Investments — Cash equivalents are included at cost, which approximates market. At June 30, 2008, the Company’s cash equivalents were held primarily by three financial institutions. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as investments or as long-term investments when maturities are in excess of one year. Investment and long-term investments consist of certificates of deposit (CDs) and marketable securities.

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $204,944 and $188,503 at June 30, 2008 and December 31, 2007, respectively.

Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $1,614 and $1,259 at June 30, 2008 and December 31, 2007, respectively. Annual amortization expense of such intangible assets is expected to be $575 per year for the next five years.

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

As of June 30, 2008 and December 31, 2007 the exchange rates between the NTD and the USD ($) were NTD1=$0.03289. and NTD1=$0.03077, respectively The weighted-average rates of exchange between NTD and USD were NTD1=$0.03228 and NTD1=$0.03027 for the six months ended June 30, 2008 and June 30, 2007, respectively. Total translation adjustment recognized as of June 30, 2008 and December 31, 2007 is $471,057 and $211,407, respectively.

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

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

During March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to

Recently Issued Accounting Pronouncements (Continued)— better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact of SFAS No. 161.

In May 2008, the Financial Accounting Standards Board (FASB) issued Statements of Financial Standards No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

2.	RELATED-PARTY TRANSACTIONS

Operating Leases---The Company leases its facility from a shareholder under an operating lease agreement which expires on December 31, 2008. The monthly base rent is approximately $2,200. Rent expense under this lease agreement amounted to approximately $13,200 and $13,200 for the six-month periods ended June 30, 2008 and 2007, respectively.

Advances to / from Shareholders – The advances to or from shareholders are non-interest bearing and without fixed terms of repayment.

3.	OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at June 30, 2008 and December 31, 2007 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income

Balance at December 31, 2007	$211,407	$211,407
Change for the period	259,650	$259,650

Balance at June 30, 2008	$471,057	$471,057

4.	COMMON STOCK

Effective April, 15, 2008, Soyodo Group Holdings, Inc. filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware, to effect a one (1) for three (3) reverse split of the issued and outstanding common shares of Soyodo whereby every three shares of common stock held were exchanged for one share of common stock. As a result, the issued and outstanding shares of common stock were reduced from 90,191,275 prior to the reverse split to approximately 30,063,759 following the reverse stock split. The authorized capital remained at 120,000,000 shares of common stock and any shareholder who beneficially owned a fractional share of common stock after the reverse stock split had their fractional share rounded up to the nearest whole share.

All references in the accompanying financial statements to the number of shares outstanding, per share amounts of the Company’s common stock have been adjusted to reflect the effect of the stock reverse split for all periods presented. Shareholders’ equity reflects the stock reverse split by reclassifying from “Common Stock” to “Additional Paid-in Capital” an amount equal to the par value of the decreased shares arising from the reverse split.

******

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report of Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. The potential risks and uncertainties that could cause our actual results to differ materially from those expressed or implied herein are set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

In the second quarter of 2005, the company decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. Subsequently, six retail stores had been opened. On June 30, 2006, however, the Company started to concentrate on its wholesale operation and sold to its majority shareholder & principal executive officer, all the six retail stores. Then on November 30, 2006, the company decided to go back to its original plan to investigate opportunities to be acquired and sold to its majority shareholder the remaining wholesale operation.

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

Results of Operations

Three Months and Six Months Ended June 30, 2008 Compared to tbe Three Months and Six Months Ended June 30, 2007

Three Months Ended June 30, 2008 Compared to the Three Months Ended June30, 2007

Net sales for the three months ended June 30, 2008 were $3,797,150 as compared to $4,102,829 for the three months ended June 30, 2007. This represents a decrease of $305,679 or 7.5% comparing the two periods. The decrease in net sales for the three months ended June 30, 2008 is primarily the result of a decrease in demand for end products.

Cost of sales decreased by $231,253 or 8.5%, to $2,501,664 for the three months ended June 30, 2008 as compared to $2,732,917 for the three months ended June 30, 2007. The decrease in cost of sales is primarily the result of a decrease in sales volume.

For the three months ended June 30, 2008, selling, general and administrative expenses totaled $476,784. This was an increase of $24,118 or 5.3% as compared to the same period 2007. The increase in selling, general and administrative expenses is mainly a result of increases in payroll expenses, and professional service fees.

For the three months ended June 30, 2008, income from operations decreased to $818,702 as compared to $917,246 for the three months ended June 30, 2007. This represents a decrease of $98,544 or 10.7 % comparing the two periods. The decrease in income from operations for the three months ended June 30, 2008 is primarily the result of a decrease in net sales and an increase in selling, general and administrative expenses.

Other income was $164,854 and $(97,186) for the three months ended June 30, 2008 and 2007, respectively. This was an increase of $262,040, or 269.6%. The main reason for this increase was due to a gain on foreign currency exchange.

Our net income was $983,556 for the three months ended June 30, 2008 compared to a net income of $820,060 for the three months ended June 30, 2007. The increase in profitability for the three months ended June 30, 2008 was due to the reasons described above.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June30, 2007

Net sales for the six months ended June 30, 2008 were $5,341,128 as compared to 4,913,152 for the six months ended June 30, 2007. This represents an increase of $427,976 or 8.7% comparing the two periods. The increase in net sales for the six months ended June 30, 2008 is primarily the result of an increase in sales of automated optical inspection (AOI) machine.

Cost of sales increase by $442,314 or 13.6%, to $3,706,609 for the six months ended June 30, 2008 as compared to $3,264,295 for the six months ended June 30, 2007. The increase in cost of sales is primarily the result of an increase in material cost, such as stainless steel.

For the six months ended Jun 30, 2008, selling, general and administrative expenses totaled $898,388. This was an increase of $35,562 or 4.1% as compared to the same period 2007. The increase in selling, general and administrative expenses is mainly a result of an increase in traveling expanses caused by high oil price.

For the six months ended June 30, 2008, income from operations decreased to $736,131 as compared to $786,031 for the six months ended Jun 30, 2007. This represents a decrease of $49,900 or 6.3 % comparing the two periods. The decrease in income from operations for the six months ended June 30, 2008 is primarily the result of increases in cost of sales, and selling, general and administrative expenses.

Other income was $(422,982) and $175,133 for the six months ended June 30, 2008 and 2007, respectively. This was a decrease of $(598,115), or 341.5%. The main reason for this decrease was due to a loss on foreign currency exchange.

Our net income was $313,149 for the six months ended June 30, 2008 compared to a net income of $961,164 for the six months ended June 30, 2007. The decrease in profitability for the six months ended June 30, 2008 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $2,181,954 at June 30, 2008 and $2,783,243 at December 31, 2007. Our total current assets were $7,927,259 at June 30, 2008 as compared to $7,465,892 at December 31, 2007. Our total current liabilities were $3,165,274 at Jun 30, 2008 as compared to $4,163,738 at December 31, 2007.

We had working capital at June 30, 2008 of $4,761,985 compared with working capital of $3,302,154 at December 31, 2007. This increase in working capital was primarily due to increases in accounts receivable and inventory, and a decrease in accounts payable.

During the six months period ended June 30, 2008, net cash used in operating activities was $(1,170,560). Net cash provided by investing activities was $1,152,590, and net cash used in financing activities was $(280,455). Net change in cash and cash equivalents was a decrease of $601,289.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Cash Equivalents, Investments, and Long-term Investments — Cash equivalents are included at cost, which approximates market. At June 30, 2008, the Company’s cash equivalents were held primarily by three financial institutions. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as investments or as long-term investments when maturities are in excess of one year. Investment and long-term investments consist of certificates of deposit (CDs) and marketable securities.

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

As of June 30, 2008 and December 31, 2007 the exchange rates between the NTD and the USD ($) were NTD1=$0.03289. and NTD1=$0.03077, respectively The weighted-average rates of exchange between NTD and USD were NTD1=$0.03228 and NTD1=$0.03027 for the six months ended June 30, 2008 and June 30, 2007, respectively. Total translation adjustment recognized as of June 30, 2008 and December 31, 2007 is $471,057 and $211,407, respectively.

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

During March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact of SFAS No. 161.

In May 2008, the Financial Accounting Standards Board (FASB) issued Statements of Financial Standards No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

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

OMPHALOS, CORP.

Date: August 13, 2008	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President and Chairman of the Board

Date: August 13, 2008	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting Officer and Director