Form 10-Q
period 2008-09-30
OMPHALOS, CORP
filed 2008-11-12
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ___000-32341_____________

OMPHALOS, CORP.
(Exact name of registrant as specified in its charter)

Nevada	84-1482082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer࿠ ☐
Non-accelerated filer☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding, as of October 1, 2008 was 30,063,759.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONTENTS

Page

Condensed Consolidated Balance Sheets	4 - 5

Condensed Consolidated Statements of Operations	6

Condensed Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8- 13

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,717,031	$2,783,243
Accounts receivable, net	2,193,940	3,892,353
Inventory, net	1,305,155	657,788
Prepaid and other current assets	95,234	132,508
Due from shareholders	111,293	-
Total current assets	8,422,653	7,465,892

Leasehold Improvements and Equipment, net	10,236	13,808

Intangible assets, net	38,536	29,946
Deposits	25,338	-
Long-term investments	-	1,100,704

Total Assets	$8,496,763	$8,610,350

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$3,435,948	$3,940,816
Accrued salaries and bonus	43,583	42,081
Accured expenses	38,921	180,841
Total current liabilities	3,518,452	4,163,738

Shareholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares
authorized, 27,332,092 and 30,063,759 shares issued
and outstanding as of December 31, 2007 and
September 30, 2008, respectively	3,007	2,733
Additional paid-in capital	47,523	47,267
Other comprehensive income	195,485	211,407
Retained earnings	4,732,296	4,185,205
Total shareholders' equity	4,978,311	4,446,612

Total Liabilities and Shareholders' Equity	$8,496,763	$8,610,350

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Operating revenue:
Sales of goods, net	$7,683,195	$7,820,401	$2,342,067	$2,907,249
Other operating revenue	3,222	376,398	-	378,925
Total operating revenue	7,686,417	8,196,799	2,342,067	3,286,174

Operating costs:
Cost of sales	5,359,518	5,161,989	1,649,526	1,897,694

Gross Profit	2,326,899	3,034,810	692,541	1,388,480

Selling, general and
administrative expenses	1,393,784	1,330,919	495,396	468,093

Income from operations	933,115	1,703,891	197,145	920,387

Other income (expense)
Interest income	16,934	139,044	6,344	23,476
Gain (loss) on foreign
currency exchange	(222,080)	(111,706)	211,331	(132,520)
Gain on investment	-	57,179	-	18,756
Miscellaneous income	840	2,980	840	125
Total other income (expense)	(204,306)	87,497	218,515	(90,163)

Income before provision
for income taxes	728,809	1,791,388	415,660	830,224

Provision for income taxes	-	-	-	-

Net Income	$728,809	$1,791,388	$415,660	$830,224

Weighted average number of common stock:
Basic and Diluted	29,714,823	27,332,092	30,063,759	27,332,092

Net income (loss) per share:
Basic and Diluted	0.02	0.07	0.01	0.03

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	September 30, 2008	September 30, 2007
Cash flows from operating activities
Net income	$728,809	$1,791,388
Adjustments to reconcile net income to net cash provided by	.	.
operating activities:
Amortization and depreciation	4,254	9,974
Loss due to inventory value decline	3,383	-
Loss (gain) on sale of property	(3,222)	2,527
Foreign currency exchange loss	222,080	111,706
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	1,803,556	(1,427,222)
Decrease (Increase) in inventory	(666,322)	292,997
Decrease (Increase) in prepaid and other assets	13,878	(29,432)
Increase (Decrease) in accounts payable	(567,980)	1,227,765
(Decrease) in accrued expenses	(147,980)	(987,826)
Net cash provided by operating activities	1,390,456	991,877

Cash flows from investing activities
Capital contribution	-	96,598
Redemption of investments	1,152,574	374,390
Purchase of equipment	-	(7,698)
Payments of patent registration	(8,950)	(3,185)
Proceeds received from disposition of equipment	3,222	115,026
Distributions to shareholders for reorganization	-	(303,100)
Net cash provided by investing activities	1,146,846	272,031

Cash flows from financing activities
Dividend distribution	(229,576)	-
Loans to shareholders	(115,264)	(4,609,566)
Net cash used in financing activities	(344,840)	(4,609,566)

Effect of exchange rate changes on cash and cash equivalents	(258,674)	(104,629)

Net increase (decrease) in cash and cash equivalents	1,933,788	(3,450,287)

Cash and cash equivalents
Beginning	2,783,243	9,124,178
Ending	$4,717,031	$5,673,891

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-
Income tax	$-	$-

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation— The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

Organization (Continued) —Effective April 18, 2008 Soyodo entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omphalos, Corp., a Nevada corporation. Pursuant to the Merger Agreement, Soyodo was merged with and into the surviving corporation, Omphalos Corporation. The certificate of incorporation and bylaws of the surviving corporation became the certificate of incorporation and bylaws of the Company, and the directors and officers of Soyodo became the members of the board of directors and officers of the Company. Following the execution of the Merger Agreement, the Company filed with the Secretary of State of Delaware and Nevada, a Certificate of Merger. Omphalos, Corp. was incorporated on April 15, 2008 under the laws of the State of Nevada. The main purpose of the merger is to change the company’s name to Omphalos, Corp..

Omphalos Corp. (B.V.I.) was incorporated on October 30, 2001 under the laws of the British Virgin Islands. Omphalos Corp. (Taiwan) was incorporated on February 13, 1991 under the laws of Republic of China. All Fine Technology Co., Ltd. (Taiwan) was incorporated on March 23, 2004 under the laws of Republic of China. All Fine Technology Co., Ltd. (B.V.I.) was incorporated on February 2, 2005 under the laws of the British Virgin Islands. These companies were under common control and owned by same shareholders. On July 4, 2007, Omphalos Corp. (BVI) acquired Omphalos Corp. (Taiwan) and All Fine Technology Co. Ltd. (Taiwan) by paying $334,215 in cash to the shareholders. On October 19, 2007 Omphalos Corp. (BVI) completed the purchase of All Fine Technology Co. Ltd. (BVI) by paying $2,095,230 in cash to the shareholders. Omphalos Corp. (B.V.I) became the 100% shareholder of the other three entities. Omphalos Corp. (B.V.I.) and its subsidiaries supplies a wide range of equipments and parts including reflow soldering ovens and automated optical inspection machines for printed circuit board (PCB) manufacturers in Taiwan and China. Collectively Omphalos, Corp. (formerly Soyodo Group Holdings Inc.) and these four corporations are referred to herein as the "Company".

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

For the period ended September 30, 2007, the financial statements include the combined accounts of All Fine Technology Co., Ltd.(B.V.I.) and Omphalos Corp. (B.V.I.) and its subsidiaries- Omphalos Corp. (Taiwan) and All Fine Technology Co., Ltd. (Taiwan). There companies were under common control and ownership. On October 19, 2007 Omphalos Corp. (BVI) completed the purchase of All Fine Technology Co. Ltd. (BVI) and Omphlaos Corp. (B.V.I.) becomes the sole owner of all of the outstanding shares of Omphalos Corp. (Taiwan), All Fine Technology Co., Ltd. (Taiwan), and All Fine Technology Co., Ltd. (B.V.I.). For the period ended September 30, 2008, the consolidated financial statements include the accounts of Omphalos Corp. (B.V.I.) and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash Equivalents, and Long-term Investments — Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Long-term investments consist of certificates of deposit (CDs) with maturities in excess of one year.

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $193,853 and $188,503 at September 30, 2008 and December 31, 2007, respectively.

Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $1,655 and $1,259 at September 30, 2008 and December 31, 2007, respectively. Annual amortization expense of such intangible assets is expected to be $575 per year for the next five years.

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

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of September 30, 2008 and December 31, 2007 the exchange rates between the NTD and the USD ($) were NTD1=$0.03111. and NTD1=$0.03077, respectively The weighted-average rates of exchange between NTD and USD were NTD1=$0.03222 and NTD1=$0.03031 for the nine months ended September 30, 2008 and September 30, 2007, respectively. Total translation adjustment recognized as of September 30, 2008 and December 31, 2007 is $195,485 and $211,407, respectively.

Recently Issued Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. In February 2008, the FASB deferred for one year the effective date of SFAS 157 only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and removed certain leasing transactions from the scope of SFAS 157. The Company has adopted SFAS 157 in its financial statements. The adoption of SFAS 157 does not have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective January 1, 2008. The Company has adopted SFAS 159 in its financial statements. The adoption of SFAS 159 does not have a material impact on its financial statements.

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

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recently Issued Accounting Pronouncements (Continued)— SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

2.	RELATED-PARTY TRANSACTIONS

Operating Leases---The Company leases its facility from a shareholder under an operating lease agreement which expires on December 31, 2008. The monthly base rent is approximately $2,200. Rent expense under this lease agreement amounted to approximately $19,800 and $19,800 for the nine-month periods ended September 30, 2008 and 2007, respectively.

Advances to / from Shareholders – The advances to or from shareholders are non-interest bearing and without fixed terms of repayment.

3.	OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at September 30, 2008 and December 31, 2007 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income

Balance at December 31, 2007	$211,407	$211,407
Change for the period	(15,922)	$(15,922)

Balance at September 30, 2008	$195,485	$195,485

4.	COMMON STOCK

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

All references in the accompanying financial statements to the number of shares outstanding, per share amounts of the Company’s common stock have been adjusted to reflect the effect of the stock reverse split. Shareholders’ equity reflects the stock reverse split by reclassifying from “Common Stock” to “Additional Paid-in Capital” an amount equal to the par value of the decreased shares arising from the reverse split.

*****

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

Effective April 18, 2008 Soyodo entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omphalos, Inc., a Nevada corporation. Pursuant to the Merger Agreement, Soyodo was merged with and into the surviving corporation, and effectively changed its name to Omphalos, Corp.. As of April 30, 2008, our common stock is listed on the Over-The-Counter Bulletin Board under the symbol “OMPS”.

Results of Operations

Three Months and Nine Months Ended September 30, 2008 Compared to tbe Three Months and Nine Months Ended September 30, 2007

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Net Revenues for the three months ended September 30, 2008 were $2,342,067 as compared to $3,286,174 for the three months ended September 30, 2007. This represents a decrease of $944,107 or 28.7% comparing the two periods. The decrease related primarily to a decrease in product sales of $565,182 which was due primarily to a decrease in demand for end products. The decrease was also attributable to a gain from lawsuit settlement of $376,398 and gain on disposal of assets of $2,527 in the three months ended September 30, 2007.

Cost of sales decreased by $248,168 or 13.1%, to $1,649,526 for the three months ended September 30, 2008 as compared to $1,897,694 for the three months ended September 30, 2007. The decrease in cost of sales is primarily the result of a decrease in sales volume.

For the three months ended September 30, 2008, selling, general and administrative expenses totaled $495,396. This was an increase of $27,303 or 5.8% as compared to the same period 2007. The increase is attributable primarily to increases in professional service fees and rent. The increase was partially offset by a decrease in salary expense

For the three months ended September 30, 2008, income from operations decreased to $197,145 as compared to $920,387 for the three months ended September 30, 2007. This represents a decrease of $723,242 or 78.6 % comparing the two periods. The decrease in income from operations for the three months ended September 30, 2008 is primarily the result of a decrease in net sales and an increase in selling, general and administrative expenses.

Other income was $218,515 and $(90,163) for the three months ended September 30, 2008 and 2007, respectively. This was an increase of $308,678, or 342.4%. The main reason for this increase was due to an increase in gain on foreign currency exchange. This increase was partially offset by decreases in interest income and investment gains.

Our net income was $415,660 for the three months ended September 30, 2008 compared to a net income of $830,224 for the three months ended September 30, 2007. The decrease in profitability for the three months ended September 30, 2008 was due to the reasons described above.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Net revenues for the nine months ended September 30, 2008 were $7,686,417 as compared to 8,196,799 for the nine months ended September 30, 2007. This represents a decrease of $510,382 or 6.2% comparing the two periods. The decrease related primarily to a decrease in product sales of $137,206 which was due primarily to a decrease in demand for end products. The decrease was also attributable to a gain from lawsuit settlement of $376,398 in the nine months ended September 30, 2007. This decrease was partially offset by a gain on disposal of assets of $3,222 for the nine months ended September 30, 2008.

Cost of sales increased by $179,529 or 3.8%, to $5,359,518 for the nine months ended September 30, 2008 as compared to $5,161,989 for the nine months ended September 30, 2007. The increase in cost of sales is primarily the result of an increase in material cost, such as stainless steel.

For the nine months ended September 30, 2008, selling, general and administrative expenses totaled $1,393,784. This was an increase of $62,865 or 4.7% as compared to the same period 2007. The increase in selling, general and administrative expenses is mainly a result of increases in salary and rent expanses. The increase was partially offset by decreases in professional service and research and development expenses.

For the nine months ended September 30, 2008, income from operations decreased to $933,115 as compared to $1,703,891 for the nine months ended September 30, 2007. This represents a decrease of $770,776 or 45.2 % comparing the two periods. The decrease in income from operations for the nine months ended September 30, 2008 is primarily the result of increases in cost of sales, and selling, general and administrative expenses.

Other income was $(204,306) and $87,497 for the nine months ended September 30, 2008 and 2007, respectively. This was a decrease of $(291,803), or 333.5%. The main reason for this decrease was due to an increase in loss on foreign currency exchange, and decreases in interest income and investment gains.

Our net income was $728,809 for the nine months ended September 30, 2008 compared to a net income of $1,791,388 for the nine months ended September 30, 2007. The decrease in profitability for the nine months ended September 30, 2008 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $4,717,031 at September 30, 2008 and $2,783,243 at December 31, 2007. Our total current assets were $8,422,653 at September 30, 2008 as compared to $7,465,892 at December 31, 2007. Our total current liabilities were $3,518,452 at September 30, 2008 as compared to $4,163,738 at December 31, 2007.

We had working capital at September 30, 2008 of $4,904,201 compared with working capital of $3,302,154 at December 31, 2007. This increase in working capital was primarily due to increases in cash and cash equivalents and inventory, and decreases in accounts payable and accrued expenses.

During the nine months period ended September 30, 2008, net cash provided by operating activities was $1,390,456. Net cash provided by investing activities was $1,146,846, and net cash used in financing activities was $(344,840). Net change in cash and cash equivalents was an increase of $1,933,788.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Cash Equivalents, and Long-term Investments — Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Long-term investments consist of certificates of deposit (CDs) with maturities in excess of one year.

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

As of September 30, 2008 and December 31, 2007 the exchange rates between the NTD and the USD ($) were NTD1=$0.03111. and NTD1=$0.03077, respectively The weighted-average rates of exchange between NTD and USD were NTD1=$0.03222 and NTD1=$0.03031 for the nine months ended September 30, 2008 and September 30, 2007, respectively. Total translation adjustment recognized as of September 30, 2008 and December 31, 2007 is $195,485 and $211,407, respectively.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. In February 2008, the FASB deferred for one year the effective date of SFAS 157 only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and removed certain leasing transactions from the scope of SFAS 157. The Company has adopted SFAS 157 in its financial statements. The adoption of SFAS 157 does not have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective January 1, 2008. The Company has adopted SFAS 159 in its financial statements. The adoption of SFAS 159 dos not have a material impact on its financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

OMPHALOS, CORP.

Date: November 12, 2008	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: November 12, 2008	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting
Officer and Director