Form 10-Q/A
period 2008-03-31
OMPHALOS, CORP
filed 2009-03-09
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

The quarterly report of Omphalos, Corp. (the “Company”), for the fiscal quarter ended March 31, 2008, filed on Form 10-Q with the Securities and Exchange Commission (the “SEC”) on May 15, 2008, is hereby amended to provide amended financial statements and financial statement disclosure, and provide revised Section 302 Certifications, filed herewith as Exhibit 31.1 and Exhibit 31.2, and revised Section 906 Certifications, filed herewith as Exhibit 32.1 and 32.2, in each case compliant with the requirements for Section 302 Certifications and Section 906 Certifications, respectively.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

OMPHALOS, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

CONTENTS
Page

Condensed Consolidated Balance Sheets	3 - 4

Condensed Consolidated Statements of Operations (As Restated)	5

Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income	6

Condensed Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8- 14

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,972,249	$2,783,243
Accounts receivable, net	2,383,066	3,892,353
Inventory, net	916,374	657,788
Prepaid and other current assets	173,089	132,508
Due from shareholders	95,520	-
Total current assets	7,540,298	7,465,892

Leasehold Improvements and Equipment, net	13,519	13,808

Intangible assets, net	35,958	29,946
Deposits	28,116	-
Long-term investments	300,230	1,100,704

Total Assets	$7,918,121	$8,610,350

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

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	March 31, 2008	March 31, 2007
	(As restated,	(As restated,
	see Note 6)	see Note 6)

Revenues:
Sales of goods, net	$1,543,978	$810,322
Other operating income	3,171	-
Total revenues	1,547,149	810,322

Operating costs and expenses:
Cost of sales	1,210,768	531,377
Selling, general and administrative expenses	421,605	410,160

Loss from operations	(85,224)	(131,215)

Other income (expenses)
Interest income	4,759	71,606
Gain (loss) on foreign currency exchange	(589,943)	183,244
Gain on investment	-	15,879
Miscellaneous income	-	1,590
Total other income	(585,184)	272,319

Income (loss) before provision for income taxes	(670,408)	141,104

Provision for income taxes	-	-

Net Income (loss)	$(670,408)	$141,104

Weighted average number of common shares:
Basic and diluted	28,983,099	27,332,092

Not income (loss) per share:
Basic and diluted	$(0.02)	$0.01

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2008
(Unaudited)

	Common Stock		Additonal	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earning	Income (Loss)	Total

Balance at December 31, 2007	81,996,275	$8,200	$41,800	$4,185,205	$211,407	$4,446,612
Reorganization and recapitalization	8,195,000	820	(290)	-	-	530
Dividend Distributions	-	-	-	(181,718)	-	(181,718)
Translation adjustment	-	-	-	-	232,274	232,274
Net loss	-	-	-	(670,408)	-	(670,408)
Balance at March 31, 2008	90,191,275	$9,020	$41,510	$3,333,079	$443,681	$3,827,290

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	March 31, 2008	March 31, 2007
Cash flows from operating activities
Net income (loss)	$(670,408)	$141,104
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	1,339	3,579
Loss due to inventory value decline	5,823	-
Gain on sales of property	(3,171)	-
Foreign currency exchange (gains)	589,943	(183,244)
Changes in assets and liabilities:
Decrease in accounts receivable	1,715,787	183,623
(Increase) Decrease in inventory	(210,632)	120,098
Decrease in prepaid and other assets	(57,254)	(53,428)
(Decrease) in accounts payable	(206,931)	(1,185,430)
(Decrease) in accrued expenses	(143,536)	(810,357)
Net cash provided by (used in) operating activities	1,020,960	(1,784,055)

Cash flows from investing activities
Maturities of held-to-maturity securities	845,135	272,246
Acquisition of patents	(3,906)	-
Proceeds received from disposition of assets	3,171.00	0
Net cash provided by (used in) investing activities	844,400	272,246

Cash flows from financing activities
Due to (from) related parties	(92,009)	564,506
Dividend distributions	(181,718)	-
Capital contribution	-	96,789.00
Net cash provided by (used in) financing activities	(273,727)	661,295

Effect of exchange rate changes on cash and cash equivalents	(402,627)	46,808

Net increase (decrease) in cash and cash equivalents	1,189,006	(803,706)

Cash and cash equivalents
Beginning	2,783,243	9,124,178
Ending	$3,972,249	$8,320,472

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$-	$-
Income tax	$-	$-

Supplemental disclosure of noncash investing activity
Shares issued for acquisition of Soyodo Group Holdings, Inc.	$530	$-

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

Omphalos Corp. (B.V.I.) was incorporated on October 30, 2001 under the laws of the British Virgin Islands. Omphalos Corp. (Taiwan) was incorporated on February 13, 1991 under the laws of Republic of China. All Fine Technology Co., Ltd. (Taiwan) was incorporated on March 23, 2004 under the laws of Republic of China. All Fine Technology Co., Ltd. (B.V.I.) was incorporated on February 2, 2005 under the laws of the British Virgin Islands. These companies were under common control and owned by same shareholders. On July 4, 2007, Omphalos Corp. (BVI) acquired Omphalos Corp. (Taiwan) and All Fine Technology Co. Ltd. (Taiwan) by paying $334,215 in cash to the shareholders. On October 19, 2007 Omphalos Corp. (BVI) completed the purchase of All Fine Technology Co. Ltd. (BVI) by paying $2,095,230 in cash to the shareholders. Omphalos Corp. (B.V.I) became the 100% shareholder of the other three entities. Pursuant to the common control and ownership of these four entities, the distributions to shareholders are similar to dividend distributions in essence.

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

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Operating Leases—The Company leases its facility from a shareholder under an operating lease agreement which expires on December 31, 2008. The monthly base rent is approximately $2,200. Rent expense under this lease agreement amounted to approximately $6,600 and $6,600 for the periods ended March 31, 2008 and 2007, respectively.

Advances to / from Shareholders – The advances to or from shareholders are non-interest bearing and without fixed terms of repayment.

3.	OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at March 31, 2008 and December 31, 2007 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2007	$211,407	$211,407
Change for the period	232,274	$232,274
Balance at March 31, 2008	$443,681	$443,681

4.	FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, effective January 1, 2008. SFAS No. 157 applies to “Long-term investments”, which were composed of certificates of deposit that were measured and reported on a fair value basis.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value of certificates of deposit, the Company uses the market approach.  SFAS No. 157 establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value.  This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available.  Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.  The Company does not currently have any financial instruments utilizing Level 1 inputs.

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  The certificates of deposit, which were the only component of long-term investments, utilized Level 2 inputs.  These financial instruments are valued by quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace.  Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable underlying assumptions.

Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data.  The Company does not currently have any financial instruments utilizing Level 3 inputs.  These financial instruments have significant inputs that cannot be validated by readily determinable data and generally involve considerable judgment by management.

The following table summarizes by level within the fair value hierarchy “Long-term investments” as of March 31, 2008.

	Level 2	Total
Long-term Investments
Certificates of deposit	$300,230	$300,230
	$300,230	$300,230

5.	SUBSEQUENT EVENTS

Effective April, 15, 2008, Soyodo Group Holdings, Inc. filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware, to effect a one (1) for three (3) reverse split of the issued and outstanding common shares of Soyodo whereby every three shares of common stock held were exchanged for one share of common stock. As a result, the issued and outstanding shares of common stock were reduced from 90,191,276 prior to the reverse split to approximately 30,063,759 following the reverse stock split. The authorized capital remained at 120,000,000 shares of common stock and any shareholder who beneficially owned a fractional share of common stock after the reverse stock split had their fractional share rounded up to the nearest whole share. The weighted average numbers of common shares used in the computations of basic and diluted earnings per share have been adjusted for all periods presented to reflect this reverse stock split.

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

6.	RESTATEMENT OF FIANACIAL STATEMENTS

The Company concluded to reclassify its gain on disposal of fixed assets under Revenue, previously reported under Other Income (Expenses) items, in its statements of income. Also, the Company concluded to reclassify its loss due to inventory value decline under Cost of Sales, previously reported under Other Income (Expenses) items, in its statements of income. In addition, the Company concluded to revise the weighted average shares and per share amounts for the periods on the income statements to reflect the reverse stock split retroactively as stated on Note 5. The following information discloses the impact of these corrections on the statements of income for the three months ended March 31, 2008 and March 31, 2007. These corrections did not change the Company’s reported net income for the periods.

	For the Three Months Ended March 31, 2008			For the Three Months Ended March 31, 2007
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Revenue:
Sales of goods, net	$1,543,978		$1,543,978	$810,322		$810,322
Other operating income	-	3,171	3,171	-		-
Total revenues	1,543,978	3,171	1,547,149	810,322		810,322

Operating costs and expenses:
Cost of sales	1,204,945	5,823	1,210,768	531,377		531,377
Selling, general and administrative expenses	421,605	-	421,605	410,160		410,160

Income from operations	(82,572)	(2,652)	(85,224)	(131,215)		(131,215)

Other income (expenses)
Interest income	4,759		4,759	71,606		71,606
Gain (loss) on foreign currency exchange	(589,943)		(589,943)	183,244		183,244
Gain on disposal of fixed assets	3,171	(3,171)	-	-		-
Gain on investment	-		-	15,879		15,879
Loss due to inventory value decline	(5,823)	5,823	-	-		-
Miscellaneous income	-		-	1,590		1,590
Total other income	(587,836)	2,652	(585,184)	272,319		272,319

Income before provision for income taxes	(670,408)	-	(670,408)	141,104		141,104

Provision for income taxes	-	-	-	-		-

Net Income	$(670,408)	$-	$(670,408)	$141,104	$-	$141,104

Weighted average number of common shares:
Basic and diluted	86,949,297	(57,966,198)	28,983,099	81,996,275	(54,664,183)	27,332,092

Not income per share:
Basic and diluted	$(0.01)	$-	$(0.02)	$0.00	$-	$0.01

******

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMPHALOS, CORP.

Date: March 9, 2009	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President and Chairman of the Board

Date: March 9, 2009	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting Officer and Director