Form 10-Q/A
period 2008-06-30
OMPHALOS, CORP
filed 2009-03-09
CIK 1103640

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

The quarterly report of Omphalos, Corp. (the “Company”), for the fiscal quarter ended June 30, 2008, filed on Form 10-Q with the Securities and Exchange Commission (the “SEC”) on August 13, 2008, is hereby amended to provide amended financial statements and financial statement disclosure, and provide revised Section 302 Certifications, filed herewith as Exhibit 31.1 and Exhibit 31.2, and revised Section 906 Certifications, filed herewith as Exhibit 32.1 and 32.2, in each case compliant with the requirements for Section 302 Certifications and Section 906 Certifications, respectively.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

OMPHALOS, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

CONTENTS

Page

Condensed Consolidated Balance Sheets	1 - 2

Condensed Consolidated Statements of Operations (As Restated)	3

Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6- 13

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,181,954	$2,783,243
Accounts receivable, net	4,050,337	3,892,353
Inventory, net	1,463,773	657,788
Prepaid and other current assets	130,592	132,508
Due from shareholders	100,603	-
Total current assets	7,927,259	7,465,892

Leasehold Improvements and Equipment, net	12,251	13,808

Intangible assets, net	37,199	29,946
Deposits	26,788	-
Long-term investments	-	1,100,704

Total Assets	$8,003,497	$8,610,350

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

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(As Restated,	(As Restated,	(As Restated,	(As Restated,
	See Note 5)	See Note 5)	See Note 5)	See Note 5)
Revenues:
Sales of goods, net	$5,341,128	$4,913,152	$3,797,150	$4,102,829
Other operating income	3,228	-	57	-
Total revenues	5,344,356	4,913,152	3,797,207	4,102,829

Operating costs and expenses:
Cost of sales	3,709,998	3,264,295	2,501,664	2,732,917
Selling, general and administrative expenses	898,388	865,353	476,784	455,193

Income from operations	735,970	783,504	818,759	914,719

Other income
Interest income	10,590	115,568	5,831	43,961
Gain (loss) on foreign currency exchange	(433,411)	20,814	156,532	(162,430)
Gain on investment	-	38,423	-	22,544
Miscellaneous income	-	2,855	2,434	1,266
Total other income	(422,821)	177,660	164,797	(94,659)

Income before provision for income taxes	313,149	961,164	983,556	820,060

Provision for income taxes	-	-	-	-

Net Income	$313,149	$961,164	$983,556	$820,060

Weighted average number of common stock:
Basic and Diluted	29,538,438	27,332,092	30,063,759	27,332,092

Net income (loss) per share:
Basic and Diluted	0.01	0.04	0.03	0.03

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2008
(Unaudited)

	Common Stock		Additonal	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earning	Income	Total

Balance at December 31, 2007	27,332,092	$2,733	$47,267	$4,185,205	$211,407	$4,446,612
Reorganization and recapitalization	2,731,667	274	256	-	-	530
Dividend distributions	-	-	-	(181,718)	-	(181,718)
Translation adjustment	-	-	-	-	259,650	259,650
Net income	-	-	-	313,149	-	313,149
Balance at June 30, 2008	30,063,759	$3,007	$47,523	$4,316,636	$471,057	$4,838,223

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	June 30, 2008	June 30, 2007
Cash flows from operating activities
Net income	$313,149	$961,164
Adjustments to reconcile net income to net cash used in operating activities:	.	.
Amortization and depreciation	1,466	8,574
Loss due to inventory value decline	3,389
Loss (gain) on sale of property	(3,228)	2,527
Foreign currency exchange loss (gains)	433,411	(20,814)
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	108,149	(1,904,017)
Decrease (Increase) in inventory	(749,946)	210,515
(Increase) Decrease in prepaid and other assets	(15,451)	(8,300)
Increase (Decrease) in accounts payable	(1,125,587)	265,108
(Decrease) in accrued expenses	(135,912)	(970,264)
Net cash used in operating activities	(1,170,560)	(1,455,507)

Cash flows from investing activities
Capital contribution	-	96,470
Maturities of held-to-maturity securities	1,154,720	364,050
Purchase of equipment	(5,358)	(8,047)
Proceeds received from disposition of equipment	3,228	115,026
Net cash provided by investing activities	1,152,590	567,499

Cash flows from financing activities
Dividend distribution	(181,718)	-
Loans to shareholders	(98,737)	(2,951,221)
Net cash used in financing activities	(280,455)	(2,951,221)

Effect of exchange rate changes on cash and cash equivalents	(302,864)	(73,245)

Net decrease in cash and cash equivalents	(601,289)	(3,912,474)

Cash and cash equivalents
Beginning	2,783,243	9,124,178
Ending	$2,181,954	$5,211,704

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-
Income tax	$-	$-

Supplemental disclosure of noncash financing and investing activities
Note receivable received in connection with sale of property	$-	$60,540
Shares issued for acquisition of Soyodo Group Holdings, Inc.	$530	$-

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

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Organization (Continued) —was merged with and into the surviving corporation, Omphalos Corp. The certificate of incorporation and bylaws of the surviving corporation became the certificate of incorporation and bylaws of the Company, and the directors and officers of Soyodo became the members of the board of directors and officers of the Company. Following the execution of the Merger Agreement, the Company filed with the Secretary of State of Delaware and Nevada, a Certificate of Merger. Omphalos, Corp is incorporated on April 15, 2008 under the laws of the state of Nevada. The main purpose of the merger is to change the company’s name to Omphalos, Corp.

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

4.	COMMON STOCK (CONTINUED)

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

5.	RESTATEMENT OF FIANACIAL STATEMENTS

The Company concluded to reclassify its gain on disposal of fixed assets under Revenue, previously reported under Other Income (Expenses) items, in its statements of income. In addition, the Company concluded to reclassify its loss on disposal of fixed assets under Selling, General and Administrative Expenses, previously reported under Other Income (Expenses) items, in its statements of income.

Also, the Company concluded to reclassify its loss due to inventory value decline under Cost of Sales, previously reported under Other Income (Expenses) items, in its statements of income.

The following information discloses the impact of these corrections on the statements of income for the six months ended June 30, 2008 and June 30, 2007 as well as for the three months ended June 30, 2008 and June 30, 3007. These corrections did not change the Company’s reported net income or earnings per share for the periods.

5.	RESTATEMENT OF FIANACIAL STATEMENTS (CONTINUED)

	For the Six Months Ended June 30, 2008			For the Six Months Ended June 30, 2007
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Revenue:
Sales of goods, net	$5,341,128		$5,341,128	$4,913,152		$4,913,152
Other operating income	-	3,228	3,228	-		-
Total revenues	5,341,128	3,228	5,344,356	4,913,152		4,913,152

Operating costs and expenses:
Cost of sales	3,706,609	3,389	3,709,998	3,264,295		3,264,295
Selling, general and administrative expenses	898,388	-	898,388	862,826	2,527	865,353

Income from operations	736,131	(161)	735,970	786,031		783,504

Other income (expenses)
Interest income	10,590		10,590	115,568		115,568
Gain (loss) on foreign currency exchange	(433,411)		(433,411)	20,814		20,814
Gain (loss) on disposal of fixed assets	3,228	(3,228)	-	(2,527)	2,527	-
Gain on investment	-		-	38,423		38,423
Loss due to inventory value decline	(3,389)	3,389	-	-		-
Miscellaneous income	-		-	2,855		2,855
Total other income	(422,982)	161	(422,821)	175,133		177,660

Income before provision for income taxes	313,149	-	313,149	961,164		961,164

Provision for income taxes	-	-	-	-		-

Net Income	$313,149	$-	$313,149	$961,164	$-	$961,164

Weighted average number of common shares:
Basic and diluted	29,538,438		29,538,438	27,332,092		27,332,092

Not income per share:
Basic and diluted	$0.01		$0.01	$0.04		$0.04

5.	RESTATEMENT OF FIANACIAL STATEMENTS (CONTINUED)

	For the Three Months Ended June 30, 2008			For the Three Months Ended June 30, 2007
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Revenue:
Sales of goods, net	$3,797,150		$3,797,150	$4,102,829		$4,102,829
Other operating income	-	57	57	-		-
Total revenues	3,797,150	57	3,797,207	4,102,829		4,102,829

Operating costs and expenses:
Cost of sales	2,501,664		2,501,664	2,732,917		2,732,917
Selling, general and administrative expenses	476,784	-	476,784	452,666	2,527	455,193

Income from operations	818,702	57	818,759	917,246	(2,527)	914,719

Other income (expenses)
Interest income	5,831		5,831	43,961		43,961
Gain (loss) on foreign currency exchange	156,532		156,532	(162,430)		(162,430)
Gain on disposal of fixed assets	57	(57)	-	(2,527)	2,527	-
Gain on investment	-		-	22,544		22,544
Loss due to inventory value decline	-		-	-		-
Miscellaneous income	2,434		2,434	1,266		1,266
Total other income	164,854	(57)	164,797	(97,186)	2,527	(94,659)

Income before provision for income taxes	983,556	-	983,556	820,060	-	820,060

Provision for income taxes	-	-	-	-		-

Net Income	$983,556	$-	$983,556	$820,060	$-	$820,060

Weighted average number of common shares:
Basic and diluted	30,063,759		30,063,759	27,332,092		27,332,092

Not income per share:
Basic and diluted	$0.03		$0.03	$0.03		$0.03

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