Form 10-Q/A
period 2008-09-30
OMPHALOS, CORP
filed 2009-03-09
CIK 1103640

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

Large accelerated filer 	Accelerated filer
Non-accelerated filer	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding, as of October 1, 2008 was 30,063,759.

The quarterly report of Omphalos, Corp. (the “Company”), for the fiscal quarter ended September 30, 2008, filed on Form 10-Q with the Securities and Exchange Commission (the “SEC”) on November 12, 2008, is hereby amended to provide amended financial statements and financial statement disclosure, and provide revised Section 302 Certifications, filed herewith as Exhibit 31.1 and Exhibit 31.2, and revised Section 906 Certifications, filed herewith as Exhibit 32.1 and 32.2, in each case compliant with the requirements for Section 302 Certifications and Section 906 Certifications, respectively.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

OMPHALOS, CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008.

CONTENTS
Page

Condensed Consolidated Balance Sheets	1 - 2

Condensed Consolidated Statements of Operations (As Restated)	3

Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6- 12

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$4,717,031	$2,783,243
Accounts receivable, net	2,193,940	3,892,353
Inventory, net	1,305,155	657,788
Prepaid and other current assets	95,234	132,508
Due from shareholders	111,293	-
Total current assets	8,422,653	7,465,892

Leasehold Improvements and Equipment, net	10,236	13,808

Intangible assets, net	38,536	29,946
Deposits	25,338	-
Long-term investments	-	1,100,704

Total Assets	$8,496,763	$8,610,350

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
Liabilities and Shareholders' Equity	(Unaudited)
Current Liabilities
Accounts payable	$3,435,948	$3,940,816
Accrued salaries and bonus	43,583	42,081
Accured expenses	38,921	180,841
Total current liabilities	3,518,452	4,163,738

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

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
		(As restated,		(As restated,
		see Note 5)		see Note 5)

Revenues:
Sales of goods, net	$7,683,195	$7,820,401	$2,342,067	$2,907,249
Other operating income	3,222	-	-	-
Total revenues	7,686,417	7,820,401	2,342,067	2,907,249

Operating costs and expenses:
Cost of sales	5,359,518	4,785,591	1,649,526	1,518,769
Selling, general and
administrative expenses	1,393,784	1,330,919	495,396	468,093

Income from operations	933,115	1,703,891	197,145	920,387

Other income
Interest income	16,934	139,044	6,344	23,476
Gain (loss) on foreign
currency exchange	(222,080)	(111,706)	211,331	(132,520)
Gain on investment	-	57,179	-	18,756
Miscellaneous income	840.00	2,980	840	125
Total other income	(204,306)	87,497	218,515	(90,163)

Income before provision
for income taxes	728,809	1,791,388	415,660	830,224

Provision for income taxes	-	-	-	-

Net Income	$728,809	$1,791,388	$415,660	$830,224

Weighted average number of common stock:
Basic and Diluted	29,714,823	27,332,092	30,063,759	27,332,092

Net income (loss) per share:
Basic and Diluted	0.02	0.07	0.01	0.03

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2008
(Unaudited)

	Common Stock		Additonal	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earning	Income	Total

Balance at December 31, 2007	27,332,092	$2,733	$47,267	$4,185,205	$211,407	$4,446,612
Reorganization and recapitalization	2,731,667	274	256	-	-	530
Dividend distributions	-	-	-	(181,718)	-	(181,718)
Translation adjustment	-	-	-	-	(15,922)	(15,922)
Net income	-	-	-	728,809	-	728,809
Balance at September 30, 2008	30,063,759	$3,007	$47,523	$4,732,296	$195,485	$4,978,311

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
(FORMERLY SOYODO GROUP HOLDINGS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	September 30, 2008	September 30, 2007
Cash flows from operating activities
Net income	$728,809	$1,791,388
Adjustments to reconcile net income to net cash provided by	.	.
operating activities:
Amortization and depreciation	4,254	9,974
Loss due to inventory value decline	3,383	-
Loss (gain) on sale of property	(3,222)	2,527
Foreign currency exchange loss	222,080	111,706
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	1,803,556	(1,427,222)
Decrease (Increase) in inventory	(666,322)	292,997
Decrease (Increase) in prepaid and other assets	13,878	(29,432)
Increase (Decrease) in accounts payable	(567,980)	1,227,765
(Decrease) in accrued expenses	(147,980)	(987,826)
Net cash provided by operating activities	1,390,456	991,877

Cash flows from investing activities
Capital contribution	-	96,598
Maturities of held-to-maturities securities	1,152,574	374,390
Purchase of equipment	-	(7,698)
Payments of patent registration	(8,950)	(3,185)
Proceeds received from disposition of equipment	3,222	115,026
Net cash provided by investing activities	1,146,846	575,131

Cash flows from financing activities
Dividend distribution	(229,576)	-
Distributions to shareholders for reorganization	-	(303,100)
Loans to shareholders	(115,264)	(4,609,566)
Net cash used in financing activities	(344,840)	(4,912,666)

Effect of exchange rate changes on cash and cash equivalents	(258,674)	(104,629)

Net increase (decrease) in cash and cash equivalents	1,933,788	(3,450,287)

Cash and cash equivalents
Beginning	2,783,243	9,124,178
Ending	$4,717,031	$5,673,891

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-
Income tax	$-	$-
Supplemental disclosure of noncash investing activities:
Shares issued for acquisition of Soyodo Group Holdings, Inc.	$530	$-

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

The Company determined that certain amount previously classified as gain on lawsuit for a purchase return dispute should have been classified as a purchase return and recorded as a reduction to cost of sales to reflect the nature of this transaction.

The following information discloses the impact of these corrections on the statements of income for the nine months ended September 30, 2007 as well as three months ended September 30, 2007. These corrections did not change the Company’s reported net income or earnings per share for the periods.

5.	RESTATEMENT OF FIANACIAL STATEMENTS (CONTINUED)

	For the Nine Months Ended September 30, 2007			For the Three Months Ended September 30, 2007
	As Previously		As	As Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Revenue:
Sales of goods, net	$7,820,401		$7,820,401	$2,907,249		$2,907,249
Other operating income	376,398	(376,398)	-	378,925	(378,925)	-
Total revenues	8,196,799	(376,398)	7,820,401	3,286,174	(378,925)	2,907,249

Operating costs and expenses:
Cost of sales	5,161,989	(376,398)	4,785,591	1,897,694	(378,925)	1,518,769
Selling, general and administrative expenses	1,330,919	-	1,330,919	468,093		468,093

Income from operations	1,703,891	-	1,703,891	920,387	-	920,387

Other income (expenses)
Interest income	139,044		139,044	23,476		23,476
Gain (loss) on foreign currency exchange	(111,706)		(111,706)	(132,520)		(132,520)
Gain on investment	57,179		57,179	18,756		18,756
Miscellaneous income	2,980		2,980	125		125
Total other income	87,497	-	87,497	(90,163)		(90,163)

Income before provision for income taxes	1,791,388	-	1,791,388	830,224		830,224

Provision for income taxes	-	-	-	-		-

Net Income	$1,791,388	$-	$1,791,388	$830,224	$-	$830,224

Weighted average number of common shares:
Basic and diluted	27,332,092		27,332,092	27,332,092		27,332,092

Not income per share:
Basic and diluted	$0.07		$0.07	$0.03		$0.03

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