Form 10-K
period 2008-12-31
OMPHALOS, CORP
filed 2009-03-31
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2008.

OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 000-32341

OMPHALOS, CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1482082 (I.R.S. Employer Identification No.)

Unit 2, 15 Fl., 83, Nankan Rd. Sec. 1,
Luchu Taoyuan County
Taiwan
 (Address of principal executive offices, Zip Code)

011-8863-322-9658
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes  ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer☐	Smaller reporting company ☒

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:  $11,955,863.

The number of shares of registrant’s common stock outstanding, as of February 17, 2009 was 30,063,759.

TABLE OF CONTENTS

PART I
Item 1.	Business	3
Item1A.	Risk Factors	6
Item1B.	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item7A.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 8.	Financial Statements and Supplementary Data	16
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	37
Item9A.	Controls and Procedures	37
Item9B.	Other Information	37

PART III
Item10.	Directors, Executive Officers and Corporate Governance	38
Item11.	Executive Compensation	39
Item12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
Item13.	Certain Relationships and Related Transactions and Director Independence	41

PART IV
Item14.	Principal Accountant Fees and Services	42
Item15.	Exhibits, Financial Statement Schedules	43

SIGNATURES		44
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1.  Business.

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

Omphalos Corp. was incorporated on February 13, 1991 under the laws of Republic of China (TWN), initially serving as a sales agent for an equipment and used machine dealer. Omphalos Corp. (B.V.I.) was incorporated on October 30, 2001 under the laws of the British Virgin Islands. All Fine Technology Co., Ltd. was incorporated on March 23, 2004 under the laws of Republic of China. All Fine Technology Co., Ltd. (B.V.I.) was incorporated on February 2, 2005 under the laws of the British Virgin Islands.

On July 4, 2007, Omphalos Corp. (BVI) acquired Omphalos (TWN) and All Fine Technology Co. (TWN), through a share exchange with the shareholders of these two entities. On October 19, 2007 Omphalos (BVI) purchased All Fine Tech (BVI).

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

Collectively Omphalos, Corp. (formerly Soyodo Group Holdings Inc.) and these four corporations are referred to herein as the "Company" or “Omphalos”.

Overview of Business

Omphalos, through its wholly-owned subsidiaries, supplies a wide range of equipment and parts including refurbished and modified reflow soldering ovens and automated optical inspection machines for printed circuit board (PCB) manufacturers in Taiwan and China. Omphalos also provides after sale services to its customers and sells parts for the equipment.

A reflow oven is a machine used primarily for reflow soldering of surface mount electronic components to printed circuit boards . Reflow soldering represents the most common means to attach a component to a circuit board, and typically consists of applying solder paste, positioning the components, and reflowing the solder in a specialized oven. The goal of the reflow process is to melt the powder particles in the solder paste, with the surfaces being joined together, and solidify the solder to create a strong metallurgical bond.

Omphalos markets its products in both Taiwan and China. Omphalos’ clients are mainly big name Taiwanese electronics manufacturing giants, including Quanta Computer Inc., MiTAC International Corp., Universal Scientific Industrial Co., ASUS, Gigabyte, and Advantech in Taiwan, and Foxconn group, QSMC, in China.

Products

Omphalos offers a wide range of products, including the following:

Saki Optical Inspection Devices. The main purpose of using AOI is to inspect the process of the SMT production line which can also be considered as the tool for quality assurance and quality control.

Quality assurance is the assurance for the back-end process, i.e. the 100% assurance for zero-defect of production quality. All defects must be found and then repaired to achieve this requirement. AOI is normally used at the post-reflow process for this purpose. Therefore, the AOI plays an important role to detect all defects and also to support the reparability of all defects found. Quality Control is aimed to keep the highest process quality in the factory. In order to achieve this purpose, AOI is usually used at the pre-reflow, pre-IC-mounting or post-printing processes which enable the monitoring the real situation of the production line by inspecting all of and the defects. Furthermore, the causes of defects are able to be analyzed in real time. During the years ended December 31, 2008 and 2007, approximately 55% and 77% of Omphalos’ revenues were generated by these devices, respectively.

Tamura N2 Reflow Ovens.  Omphalos offers the Tamura Reflow Oven as its preferred choice for reflow soldering. The ovens have multiple temperature controlled heat emitting infrared radiation compartments that create a phase change in flux (Small Soldier Particles) turning the solid into a liquid. When cooled in the final compartment, the flux undergoes another phase change turning from a liquid back into a solid forming a bond between the surface mount component and etched circuit board. The Tamura Line takes the additional step of being an oxygen-free environment, instead it utilizes nitrogen gas to minimize oxidation. During the years ended December 31, 2008 and 2007, approximately 45% and 23% of Omphalos’ revenues were generated by these machines, respectively.

Argus Management Information System. This system consists of Scanner Stations networked to a Datastore. These scanners can be placed at any point in the production line as they are intended to collect and analyze production data. As a laser barcoded pcb passes through the Argus Scanner Station, the circuit board is identified (scanned), the time is noted and stored. Data is then aggregated and analyzed to compute bottle necks in production (actual vs. desired). To date, the Company has not derived any significant revenues from this system.

Gryphon Laser Marking System. This system is placed at the beginning of the SMT production line where it Laser Etches a Uniquely Identifiable 2-Dimensional Barcode onto the surface of a printed circuit board. 2D barcodes allow for more data to be physically written to the circuit board, usually the threshold is when more than 20 characters need to be written, 2D barcoding is required. The 2D barcode helps to simplify MIS by making more information available offline, such as an identification number, time of fabrication, plant of fabrication, etc making it easier to track defects and finished products to their final destination. This barcode works best when combined with the Argus Management Information System throughout the fabrication process as its life will be tracked and analyzed. To date, the Company has not derived any significant revenues from this system.

Marketing

Most of the Omphalos’ business is generated through personal relationships with its major customers. In addition, it may participate in trade shows and occasionally run advertisements in trade journals and newspapers.

Markets and Customers

Omphalos’s customers include a number of major electronic manufacturing companies, including the following

Name	Location	Percentage Revenues for the Year ended December 31, 2008

Quanta Computer	Taiwan based publicly traded company; original design manufacturer of laptop computers	62%

Hon Hai	Taiwan based publicly traded company; manufacturing services provider to Computer, Communication and Consumer-electronics leaders	12%

Delta Networds International Ltd.,	Taiwan based publicly traded company; Computer products design and production	9%

Universal Scientific Industrial	US based publicly traded company; Information and communications products	6%

Regulations

Omphalos is not subject to any significant government regulation that is particular to its business.

Competition

Omphalos’s industry is highly competitive. Omphalos believes that its principal direct competitors are the manufacturers of the equipment themselves. These include Japanese companies such as Sayaka, Tamura Furukawa and Ishikawa.

There are also a number of companies in Asia that resell refurbished equipment. They include Daichi International, Panasonic, Hitachi and Sony Corporation.

Some of these companies have significantly greater financial, technical and human resources than we do, as well as a wider range of products than we have. In addition, many of our competitors have much greater experience in marketing their products, as well as more established relationships with our target customers. Our competitors may also have greater name recognition and more extensive customer bases that they can use to their benefit. As a result, we may have difficulty maintaining our market share.

We believe that our competitive edge is our responsiveness to our customers’ needs, both in terms of speed as well as in our ability to modify the equipment in accordance with the customers’ instructions.

Intellectual Property

Omphalos has been granted the following patents:

Name	Patent No	Country	Patent Term
Automatically Labeling and Inspecting Apparatus and Method of Use	M277230	Taiwan	2005/10/1-20/15-1/30
Automatically Marking and Reading/Distinguishing Apparatus and Method of Use	M277229	Taiwan	2005/10/1-20/15-1/30

In addition it has the following patents pending:

Name	Number	Country
Automatically Labeling and Inspecting Apparatus and Method of Use	200510052694.4	China
Automatically Marking and Reading/Distinguishing Apparatus and Method of Use	200510052693.X	China
Servo Motor Conntrol Method and Apparatus Using the Same	2007-241297	Japan
Servo Motor Conntrol Method and Apparatus Using the Same	096114150	Taiwan
Servo Motor Conntrol Method and Apparatus Using the Same	200710107348.0	China
Automatically Labeling and Inspecting Apparatus and Method of Use	11/248,218	U.S.A
Automatically Marking and Reading/Distinguishing Apparatus and Method of Use	11/248,212	U.S.A

Employees

As of March 19, 2009, Omphalos had  25 full-time employees .  None of its employees is represented by a labor union, and Omphalos considers its employee relations to be excellent. Omphalos seeks to use contract workers and anticipates maintaining a small full-time employee base.

Available Information

We file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC. These reports will be available as soon as reasonably practical after such reports are electronically filed with, or furnished to, the SEC.  All of these documents are available in print without charge to stockholders upon request. Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference rooms in Washington, D.C.

Item 1A.  Risk Factors.

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or which we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

Risk Factors Related to Our Business.

We may need to raise capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our expansion efforts.

If in the future, we are not capable of generating sufficient revenues from operations and our capital resources are insufficient to meet future requirements, we may have to raise funds to continue the development, commercialization, marketing and sale of our products.

We cannot be certain that funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital if required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our products, obtain funds by entering into agreements on unattractive terms or restrict or cease our operations and go out of business.

The success of our business depends on our ability to successfully obtain a supply of merchandise for our buyers and to attract and retain active professional buyers to create sufficient demand for our sellers.

Our ability to increase our revenue and maintain profitability depends on whether we can successfully expand the supply of merchandise available for sale on our online marketplaces and attract and retain active professional buyers to purchase the merchandise. Our ability to attract sufficient quantities of suitable merchandise and new buyers will depend on various factors, some of which are out of our control. These factors include our ability to:

•	offer buyers a sufficient supply of merchandise;
•	develop and implement effective sales and marketing strategies;
•	comply with regulatory or corporate seller requirements affecting marketing and disposition of certain categories of merchandise;
•	efficiently catalogue, handle, store, ship and track merchandise; and
•	achieve high levels of seller and buyer satisfaction with the trading experience.

Omphalos is exposed to risks as a result of ongoing changes in the semiconductor and semiconductor-related industries.

The global industries in which we operate are characterized by ongoing changes, including: (1) higher capital requirements for building and operating new semiconductor and LCD fabrication plants and the resulting effect on customers’ ability to raise the necessary capital; (2) differing rates of market growth for, and capital investments by, various semiconductor device makers, such as memory (including NAND Flash and DRAM), logic and foundry, as well as LCD and solar manufacturers; (3) industry growth rates; (4) the increasing cost and decreasing affordability of research and development due to many factors, including decreasing line widths, the increasing number of materials, applications and process steps, and the greater complexity of process development and chip design; (5) the increasing difficulty for customers to move from product design to volume manufacturing; (6) the importance of reducing the cost of system ownership, due in part to the increasing significance of consumer electronics as a driver for semiconductor and LCD demand and the related focus on lower prices; (7) varying levels of business information technology spending; (8) the heightened importance to customers of system reliability and productivity, and the effect on demand for systems as a result of their increasing productivity, device yield and reliability; (9) the growing types and varieties of semiconductors and expanding number of applications across multiple substrate sizes, resulting in customers’ divergent technical demands; (10) demand for shorter cycle times for the development, manufacture and installation of manufacturing equipment; (11) the challenge to semiconductor manufacturers of moving volume manufacturing from one technology node to the next smaller technology node, and the resulting impact on the technology transition rate and the rate of investment in capital equipment; (12) price trends for certain semiconductor devices and LCDs; (13) difficulties associated with transitioning to larger substrate sizes; and (14) the increasing importance of the availability of spare parts to assure maximum system uptime. If we do not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor and semiconductor-related industries, its business, financial condition and results of operations could be materially and adversely affected.

The industries that Omphalos serves are volatile and unpredictable.

As a supplier to the global semiconductor, computer and related industries, we are subject to business cycles, the timing, length and volatility of which can be difficult to predict and which may vary by reportable segment. The industries have historically been cyclical due to sudden changes in customers’ manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers’ products, and inventory levels relative to demand. The effects on Omphalos of these changes in demand, including end-customer demand, are occurring more rapidly. These changes have affected the timing and amounts of customers’ purchases and investments in technology, and continue to affect our orders, net sales, gross margin, contributed profit and results of operations.

We must effectively manage our resources and production capacity to meet rapidly changing demand. During periods of decreasing demand for our products, we must be able to appropriately align its cost structure with prevailing market conditions, motivate and retain key employees, and effectively manage its supply chain. During periods of increasing demand, we must have sufficient manufacturing capacity and inventory to meet customer demand; attract, retain and motivate a sufficient number of qualified individuals; and effectively manage its supply chain. If we are not able to timely and appropriately adapt to changes in industry cycles, our business, financial condition or results of operations may be materially and adversely affected.

Omphalos is exposed to risks associated with a highly concentrated customer base in the semiconductor and flat panel display industries.

Our semiconductor and other customer base historically has been, and is becoming even more, highly concentrated. For the year ended December 31, 2008, two customers, each of whom accounted for more than 10% of Omphalos’ total revenues, represented approximately 74% of the its total revenues.   Orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our net sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, we may not be able to replace the business. As our products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us. In addition, certain customers have undergone significant ownership changes, have outsourced manufacturing activities, and/or have entered into strategic alliances or industry consortia that have increased the influence of key semiconductor manufacturers in technology decisions made by their partners, which may result in additional complexities in managing customer relationships and transactions. These factors could have a material, adverse effect on our business, financial condition and results of operations.

Omphalos is highly dependent on two suppliers.

For the year ended December 31, 2008, Omphalos obtained 96% of the equipment that it sells to its customers from only two vendors. If either one of these two vendors or both were to cease supplying us with products for any reason, this would force us to find alternative sources for our products. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

Manufacturing interruptions or delays could affect our ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

Our business depends on its ability to supply equipment, services and related products that meet the rapidly changing technical and volume requirements of its customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers in developing regions, including China. Significant interruptions of manufacturing operations or the delivery of services as a result of: (1) the failure or inability of suppliers to timely deliver quality parts; (2) volatility in the availability and cost of materials; (3) difficulties or delays in obtaining required export approvals; (4) information technology or infrastructure failures; (5) natural disasters (such as earthquakes, floods or storms); or (6) other causes (such as regional economic downturns, pandemics, political instability, terrorism, or acts of war), could result in delayed deliveries, manufacturing inefficiencies, increased costs or order cancellations. Moreover, if actual demand for our products is different than expected, we may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. Any or all of these factors could materially and adversely affect our business, financial condition and results of operations.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

•	meet our capital needs;
•	expand our systems effectively or efficiently or in a timely manner;
•	allocate our human resources optimally;
•	identify and hire qualified employees or retain valued employees; or
•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Loss of Sheng-Peir Yang, our Chief Executive Officer, could impair our ability to operate.

If we lose our key employee, Sheng-Peir Yang, our Chief Executive Officer, our business could suffer. Our success is highly dependent on our ability to attract and retain qualified technical and management personnel. We are highly dependent on our management. Mr. Yang has an employment agreement with the Company. However, the loss of Mr. Yang’s services could have a material adverse effect on our operations. If we were to lose this individual, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies. We do not have key-man life insurance in place for any person working for us.

Our management team does not have extensive experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our management team has had limited public company management experience or responsibilities. This could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

RISKS RELATED TO OUR COMMON STOCK

There has been a limited trading market for our common stock and no market.  There is no assurance of an established public trading market, which would adversely affect the ability of investors in our company to sell their securities in the public markets.

It is anticipated that there will be a limited trading market for the Company's common stock on the National Association of Securities Dealers' ("NASD") Over-the-Counter Bulletin Board. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

You may have difficulty trading and obtaining quotations for our common stock.

The common stock may not be actively traded, and the bid and asked prices for our common stock on the NASD's Over-the-Counter Bulletin Board may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

The market price of our common stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in the Offering and in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors;
•	our ability to take advantage of new acquisitions, reserve discoveries or other business initiatives;
•	quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	changes in analysts’ estimates affecting our Company, our competitors and/or our industry;
•	changes in the accounting methods used in or otherwise affecting our industry;
•	additions and departures of key personnel;
•	announcements by relevant governments pertaining to incentives for alternative energy development programs;
•	fluctuations in interest rates and the availability of capital in the capital markets; and
•
significant sales of our common stock, including sales by the investors following registration of the shares of common stock issued in this Offering and/or future investors in future offerings we expect to make to raise additional capital.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

Applicable SEC rules governing the trading of “penny stocks” limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Shares of common stock may be considered a “penny stock” and be subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASD's automated quotation system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our principal executive offices are located at

Omphalos does not own any real property. The company leases an office and a warehouse from a shareholder. The office maintains office administration and sales facilities and the warehouse maintains inventory, and research and design facilities. The location of the office and warehouse are Unit 2, 15 Fl., 83, Nankan Rd. Sec. 1, Luchu, Taoyuan County, Taiwan and No.1371-1, Sec. 3, Fuguo Rd., Lujhu Township, Taoyuan County 338, Taiwan. The office space is approximately 3,700 square feet and the warehouse space is approximately 4,034 square feet.

Generally, Omphalos maintains short-term leases for its office and warehouse, with options to renew, where possible. The terms of the lease for office and warehouse are both from January 1, 2008 to December 31, 2009. The company pays a monthly rent of approximately $2,200 for the periods ended December 31, 2008 and 2007, respectively. Rent expenses under the office and warehouse lease agreements amounted to approximately $26,700 and $26,000 for the periods ended December 31, 2008 and 2007, respectively.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.
PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There were approximately 72 holders of record of our common stock as of February 17, 2009.

Recent Transaction Involving Unregistered Securities

None.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

2.	Our ability to generate customer demand for our services;

3.	The intensity of competition; and

4.	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.  This MD&A should also be read in conjunction with the Item 1.A. “Risk Factors.”

 Overview

The Company, through Omphalos Corp. - Taiwan, is in the business of supplying a wide range of equipment and parts including reflow soldering ovens and Automated Optical Inspection (AOI) machines to printed circuit board (PCB) manufacturers in Taiwan and China. The clients are mainly Taiwanese electronics manufacturing companies, including Quanta Computer Inc., MiTAC International Corp., Universal Scientific Industrial Co., ASUS, Gigabyte, and Advantech in Taiwan, and Foxconn group, QSMC, etc. in China.

The major equipment manufacturers Omphalos represents are SAYAKA, SAKI, TAMURA, FURUKAWA, and ISHIKAWA, all of which have complete technical supports licensed from the original manufacturers.

The company operates in an industry characterized by rapid technological changes. It will need additional investments to complete the development and improvement necessary for the development and production of the testing equipment and parts for PCB assembly processes.

The company's business strategy is to increase its market share by expanding into other industries. Since PCB has a vast application range, the Company is currently researching and developing many additional uses for testing equipment and parts.

In the future, the Company expects to expand the number and type of industries it is able to service. The company is currently working with Chung-shan Institute of Science and Technology, Armaments Bureau. M.N.D. to develop testing equipment for auto industry.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principle generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents, Investments, and Long-term Investments - Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Long-term investments consist of certificates of deposit (CDs) with maturities in excess of one year.

Accounts Receivable - Accounts receivable are carried at original invoice amount less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts on a quarterly basis based on a review of the current status of existing receivables, account aging, historical collection experience, subsequent collections, management's evaluation of the effect of existing economic conditions, and other known factors. The provision is provided for the above estimates made for all doubtful receivables. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. Recoveries of trade receivables previously written off are recorded when received.

Inventory - Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $298,502 and $188,503 at December 31, 2008 and 2007, respectively.

Other Intangible Assets - Other intangible assets consist of patents and are accounted for at historical costs. The Company amortizes other intangible assets over their useful lives, as applicable.

Effective July 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 requires an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the year ended December 31, 2007. Patents, trademarks, and other intangible assets determined to have indefinite useful lives are not amortized. The Company tests such intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Trademarks, patents, and other intangible assets determined to have definite lives are amortized over their useful lives or the life of the trademark and other intangible asset, whichever is less.

Foreign-currency Transactions - Foreign-currency transactions are recorded in New Taiwan dollars ("NTD") at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollars, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currency denominated investments in shares of stock where such differences are accounted for as translation adjustments under stockholders' equity.

Recently Issued Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. In February 2008, the FASB deferred for one year the effective date of SFAS 157 only with respect to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and removed certain leasing transactions from the scope of SFAS 157. The adoption of SFAS 157 does not have a material impact on its financial statements.

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

In December 31,2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations, ("SFAS 141R"), which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective January 1, 2009, and will be applied prospectively. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.

In December 31, 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which changes the accounting and reporting standards for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders' equity. SFAS 160 is effective January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements.

In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplifiedapproach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. The Company does not expect its adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”(SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

Results of Operations

The following table presents the consolidated results of the Company for the years ended December 31, 2008 and 2007.

Net Sales. Net sales for the year ended December 31, 2008 were $7,867,973 compared to $10,047,118 for the year ended December 31, 2007. The decrease in net sales was due to a general decrease in market demand, as compared to sales volume in the 2007 period, which was affected by the decrease in business to existing customers.

Cost of Sales. Cost of sales for the year ended December 31, 2008 was $5,561,363 or 70.68% of net sales, as compared to $6,648,419 or 66.17% of net sales, for the year ended December 31, 2007. The increase in cost of sales as a percentage of net sales was due to a decrease in overall sales margin which was caused by the increase in competition.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the one year ended December 31, 2008 were $1,781,178 or 22.64% of net sales, as compared to $1,922,076 or 19.13% of net sales, for the one year ended December 31, 2007. The decrease in selling, general and administrative expenses was primarily due to a decrease in traveling cost and professional service cost control.

Income from Operations. Income from operations for the year ended December 31, 2008 was $ 525,432 as compared to $1,476,623 for the year ended December 31, 2007. The decrease in income from operations for the year ended December 31, 2008 compared with income from operations for the 2007 resulted primarily from a decrease in net sales.

Other Income. Other income for the one year ended December 31, 2008 was $79,583 as compared to $324,100 for the one year ended December 31, 2007. This change was primarily attributable to the decreases in interest income which was partially offset by the increase in foreign currency exchange gain.
t Income. Net income for the one year ended December 31, 2008 was $605,015 as compared to $1,800,723 for the one year ended December 31, 2007. The decrease in net income was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $4,494,963 at December 31, 2008 and $2,783,243 at December 31, 2007. Our total current assets were $6,565,894 at December 31, 2008 as compared to $7,645,892 at December 31, 2007. Our total current liabilities were $1,819,054 at December 31, 2008 as compared to $4,163,738 at December 31, 2007.

We had working capital at December 31, 2008 of $4,746,840 compared with working capital of $3,302,154 at December 31, 2007. This increase in working capital was primarily due to increases in cash and cash equivalents, inventory, and due from shareholders which were partially offset by the decreases in accounts payable and accured expenses. During the year ended December 31, 2008, net cash provided by operating activities was $1,008,389. Net cash provided by investing activities was $1,126,177, and net cash used in financing activities was $(385,392). Net change in cash and cash equivalents was an increase of $1,711,720.

Capital Expenditure

Total capital expenditures during the year ended December 31, 2008 was $3,788.

Currency Exchange Fluctuations

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

As of December 31, 2008 and December 31, 2007 the exchange rates between the NTD and the USD ($) were NTD1=$0.03050 and NTD1=$0.03077, respectively. The weighted-average rates of exchange between NTD and USD were NTD1=$0.03175 and NTD1=$0.03044 for the years ended December 31, 2008 and December 31, 2007, respectively. Total translation adjustment recognized as of December 31, 2008 and December 31, 2007 is $161,930 and $211,407, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2008.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of Omphalos, Corp, including the notes thereto, together with the report thereon of KCCW Accountancy Corp. is presented beginning at page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A.  Controls and Procedures.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008, based on those criteria.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).   Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

On March 15, 2009, the Board of Directors of Omphalos, Corp., approved and adopted Amended and Restated By-Laws of Omphalos, Corp., a copy of which is filed herewith as Exhibit 3.7.

PART III

Item 10.  Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Sheng-Peir Yang	52	President and Director
Chu Pi Yun	38	Chief Financial Officer
Li Shen-Ren	46	Chief Operating Officer

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

Audit Committee Financial Expert

Our board of directors currently acts as our audit committee. Because we only recently consummated the Reverse Merger and appointed the current members of our board of directors, our board of directors has not yet determined whether we have a member who qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Our board of directors is in the process of searching for a suitable candidate for this position.

Audit Committee

We have not yet appointed an audit committee, and our board of directors currently acts as our audit committee. At the present time, we believe that the members of board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our 2008 fiscal year.

Limitation on Liability and Indemnification of Directors and Officers

Our certificate of incorporation provides that no director or officer shall have any liability to the company if that person acted in good faith and with the same degree of care and skill as a prudent person in similar circumstances.

Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers and may indemnify our employees or agents to the fullest extent permitted by law against liabilities and expenses incurred in connection with litigation in which they may be involved because of their offices or positions with us.  However, nothing in our certificate of incorporation or bylaws protects or indemnifies a director, officer, employee or agent against any liability to which that person would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of that person’s office or position.  To the extent that a director has been successful in defense of any proceeding, the Delaware General Corporation Law provides that the director shall be indemnified against reasonable expenses incurred in connection with the proceeding.

Code of Ethics

We have not as yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we just recently became subject to this requirement.  We plan to adopt a code of ethics as soon as practicable, at which time, it will be available in print to any person who requests it and on our website, when our website is completed.  Any amendments and waivers to the code will also be available in print and on our website.

Item 11.  Executive Compensation.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan ($)	Non- qualified Deferred Compen- sation Earnings ($)	All other compen-sation ($)	Total ($)
Sheng-Peir Yang CEO and President	2008 2007	$ $	70,485 53,196	— —	— —	— —	— —	— —	— —	$ $	70,485 53,196

Pi-Yun Chu CFO	2008 2007	$ $	21,036 15,876	— —	— —	— —	— —	— —	— —	$ $	21,036 15,876

Shen-Ren Li COO	2008 2007	$ $	36,576 27,600	— —	— —	— —	— —	— —	— —	$ $	36,576 27,600

Outstanding Equity Awards at Fiscal Year-End

As of our fiscal years ended December 31, 2008 and 2007, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal years ended December 31, 2008 and 2007. No equity awards were granted during the year ended December 31, 2008.

We have entered into the follow employment agreements:

•
Sheng-Peir Yang entered into an employment agreement with Omphalos on November 30, 2007, to serve as its Chief Executive Officer for a term of two (2) years at an monthly salary of New Taiwan Dollars (“NTD”) 185,000 (approximately $5,874). Mr. Yang will be required to comply with the Non-Competition provision contained within the employment agreement. Either party, with proper notice, may terminate the employment agreement, and the employment agreement will be governed and construed by the laws of the Republic of China.

•
Shen-Ren Li entered into an employment agreement with Omphalos on November 30, 2007, to serve as its Chief Operating Officer for a term of two (2) years at an monthly salary of NTD96,000 (approximately $3,048). Mr. Li will be required to comply with the Non-Competition provision contained within the employment agreement. Either party, with proper notice, may terminate the employment agreement, and the employment agreement will be governed and construed by the laws of the Republic of China.

•
Pi-Yun Chu entered into an employment agreement with Omphalos on November 30, 2007, to serve as its Chief Financial Officer for a term of two (2) years at an monthly salary of NTD55,200 (approximately $1,753). Ms. Chu will be required to comply with the Non-Competition provision contained within the employment agreement. Either party, with proper notice, may terminate the employment agreement, and the employment agreement will be governed and construed by the laws of the Republic of China.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of our fiscal years ended December 31, 2008 and 2007, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal years ended December 31, 2008 and 2007. No equity awards were granted during the year ended December 31, 2008.

COMPENSATION OF DIRECTORS

No Directors received compensation for their services on our Board of Directors. Our directors are also reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the board and its committees, if any.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of common stock beneficially owned as of March 24, 2009 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o Omphalos, Corp..

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Sheng-Peir Yang	18,449,162	61.3%

Chu Pi Yun	683,302	2.3%

Li Shen-Ren	1,366,605	4.5%

All officers and directors as a group (5 persons)	20,499,069	68.1%
* Denotes less than 1%

Beneficial ownership percentages gives effect to the completion of the Share Exchange, and are calculated based on shares of common stock issued and outstanding and is based on a total of 30,063,759 shares of common stock that were issued and outstanding as of March 24, 2009. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 24, 2009. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Our sole director is a named executive officer of the Company and, accordingly, is not “independent” for purposes of any securities market requirements.

Item 14.  Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp..

	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit Fees	$40,000	$46,338
Audit-Related Fees
Tax Fees
All Other Fees	-
	$40,000	$46,338

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and the full Board of Directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our full Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2008, is compatible with maintaining the auditor’s independence.

All audit and non-audit services that may be provided by our principal accountant to us shall require pre-approval by the Board of Directors. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.

Item 15.  Exhibits, Financial Statement Schedules.

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of the Form 10-K.
2.	Financial Statement Schedule: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.
3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

Exhibit Number	Description
2.1
Share Exchange Agreement dated February 5, 2008, between the Company and the parties set forth on the signature page thereof, incorporated by reference to Exhibit  2.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2008

3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company's proxy statement on Schedule 14A filed with the Commission on March 5, 2003 (the "Proxy Statement")

3.2	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to the Proxy Statement)

3.3
Agreement and Plan of Merger between Quixit, Inc., a Colorado corporation, and TOP Group Corporation(now known as SOYODO Group Holdings, Inc.), a Delaware corporation (incorporated by reference to the Proxy Statement)

3.4	By-Laws of the Company (incorporated by reference to the ProxyStatement)

3.5	Amended and Restated Certificate of Incorporation of the Company Incorporated by reference to the information statement on Schedule 14c filed with the Commission on March 15, 2005)

3.6	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to the information statement on Schedule 14C filed with Commission on August 26, 2005)

3.7	Amended and Restated By-Laws of Omphalos, Corp., filed herewith.

10.1	Employment Agreement with Pi-Yun Chu, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on April 9, 2008.

10.2	Employment Agreement with Shen-Ren Li, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on April 9, 2008.

10.3	Employment Agreement with Sheng-Peir Yang, , incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the SEC on April 9, 2008.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March __, 2009	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Sheng-Peir Yang	Chief Executive Officer and Chairman of the Board of Directors	March __, 2009
Sheng-Peir Yang

/s/ Chu Pi Yun	Chief Financial Officer (principal financial and accounting officer) and Director	March __, 2009
Chu Pi Yun

/s/ Li Shen-Ren	Director	March __, 2009
Li Shen-Ren

OMPHALOS, CORP.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED

DECEMBER 31, 2008 AND 2007 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Omphalos Corp.

We have audited the accompanying consolidated balance sheets of Omphalos, Corp. and its subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial positions of Omphalos, Corp. as of December 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

KCCW Accountancy Corp.

Walnut, California
March 16, 2009

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	December 31,	December 31,
Assets	2008	2007
Current Assets
Cash and cash equivalents	$4,494,963	$2,783,243
Accounts receivable, net	712,281	3,892,353
Inventory, net	1,116,918	657,788
Prepaid and other current assets	39,873	132,508
Due from shareholders	201,859	-
Total current assets	6,565,894	7,465,892

Leasehold Improvements and Equipment, net	11,864	13,808

Intangible assets, net	37,416	29,946
Deposits	24,842	-
Long-term investments	-	1,100,704

Total Assets	$6,640,016	$8,610,350

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	December 31,	December 31,
Liabilities and Shareholders' Equity	2008	2007
Current Liabilities
Accounts payable	$1,724,092	$3,940,816
Accrued salaries and bonus	42,704	42,081
Accured expenses	52,258	180,841
Total current liabilities	1,819,054	4,163,738

Commitments and contingencies

Shareholders' Equity
Common stock, $0.0001 par value, 120,000,,000 shares authorized, 27,332,092 and 30,063,759 shares issued and outstanding as of December 31, 2007 and 2008, respectively	3,007	2,733
Additional paid-in capital	47,523	47,267
Other comprehensive income	161,930	211,407
Retained Earnings	4,608,502	4,185,205
Total shareholders' equity	4,820,962	4,446,612

Total Liabilities and Shareholders' Equity	$6,640,016	$8,610,350

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

CONSOLIDATED STATEMENTS OF INCOME
 For the Years Ended December 31, 2008 and 2007

	2008	2007

Revenues:
Sales of goods, net	$7,867,973	$10,047,118
Total revenues	7,867,973	10,047,118

Operating costs and expenses:
Cost of sales	5,561,363	6,648,419
Selling, general and administrative expenses	1,781,178	1,922,076

Income from operations	525,432	1,476,623

Other income (expenses)
Rental income	-	174
Interest income	19,805	284,272
Gain on foreign currency exchange	57,571	38,755
Miscellaneous income	2,207	899
Total other income	79,583	324,100

Income before provision for income taxes	605,015	1,800,723

Provision for income taxes	-	-

Net Income	$605,015	$1,800,723

Weighted average number of common shares:
Basic and diluted	29,809,302	27,332,092

Not income per share:
Basic and diluted	$0.02	$0.07

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2008 and 2007

	Common Stock		Additonal	Retained	Subscription	Comprehensive
	Shares	Amount	Paid-in Capital	Earning	Receivable	Income	Total
Balance at January 1, 2007	27,332,092	$2,733	$431,482	$9,260,326	$(100,000)	$213,824	$9,808,365
Capital contribution	-	-	-	-	100,000	-	100,000
Reorganization	-	-	(384,215)	(2,045,230)	-	-	(2,429,445)
Dividend distributions	-	-	-	(4,830,614)	-	-	(4,830,614)
Translation adjustment	-	-	-	-	-	(2,417)	(2,417)
Net income	-	-	-	1,800,723	-	-	1,800,723
Balance at December 31, 2007	27,332,092	2,733	47,267	4,185,205	-	211,407	4,446,612
Reorganization and recapitalization	2,731,667	274	256	-	-	-	530
Dividend distributions	-	-	-	(181,718)	-	-	(181,718)
Translation adjustment	-	-	-	-	-	(49,477)	(49,477)
Net income	-	-	-	605,015	-	-	605,015
Balance at December 31, 2008	30,063,759	$3,007	$47,523	$4,608,502	$-	$161,930	$4,820,962

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net income	$605,015	$1,800,723
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Amortization and depreciation	6,456	11,522
Loss due to inventory value decline	116,229	-
Loss (gain) on disposal of fixed assets	(3,024)	2,541
Foreign currency exchange (gains)	(57,571)	(38,755)
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	3,274,848	(2,069,560)
(Increase) Decrease in inventory	(600,184)	283,580
(Increase) Decrease in prepaid and other assets	69,363	(27,128)
Increase (Decrease) in accounts payable	(2,271,576)	730,184
(Decrease) in accrued expenses	(131,167)	(886,369)
Net cash provided by (used in) operating activities	1,008,389	(193,262)

Cash flows from investing activities
Acquisition of fixed assets	(3,788)	(19,228)
Proceeds received from disposition of assets	3,024	115,026
Maturities of held-to-maturity securities	1,135,761	877,603
Payments of patent registration	(8,820)	-
Net cash provided by investing activities	1,126,177	973,401

Cash flows from financing activities
Repayment of loans from related parties	-	(46,616)
Loan to shareholders	(210,132)	-
Capital contribution	-	100,000
Distributions to shareholders for reorganization	-	(2,429,445)
Dividend distributions	(175,260)	(4,830,614)
Net cash used in financing activities	(385,392)	(7,206,675)

Effect of exchange rate changes on cash and cash equivalents	(37,454)	85,601

Net increase (decrease) in cash and cash equivalents	1,711,720	(6,340,935)

Cash and cash equivalents
Beginning	2,783,243	9,124,178
Ending	$4,494,963	$2,783,243

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$1,028	$-
Income tax	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Organization (Continued) —Omphalos Corp. (B.V.I.) was incorporated on October 30, 2001 under the laws of the British Virgin Islands. Omphalos Corp. (Taiwan) was incorporated on February 13, 1991 under the laws of Republic of China. All Fine Technology Co., Ltd. (Taiwan) was incorporated on March 23, 2004 under the laws of Republic of China. All Fine Technology Co., Ltd. (B.V.I.) was incorporated on February 2, 2005 under the laws of the British Virgin Islands. These companies were under common control and owned by same shareholders. On July 4, 2007, Omphalos Corp. (BVI) acquired Omphalos Corp. (Taiwan) and All Fine Technology Co. Ltd. (Taiwan) by paying $334,215 in cash to the shareholders. On October 19, 2007 Omphalos Corp. (BVI) completed the purchase of All Fine Technology Co. Ltd. (BVI) by paying $2,095,230 in cash to the shareholders. Omphalos Corp. (B.V.I) became the 100% shareholder of the other three entities. Omphalos Corp. (B.V.I.) and its subsidiaries supplies a wide range of equipments and parts including reflow soldering ovens and automated optical inspection machines for printed circuit board (PCB) manufacturers in Taiwan and China. Collectively Omphalos, Corp. (formerly Soyodo Group Holdings Inc.) and these four corporations are referred to herein as the "Company".

Basis of Consolidation — The aforementioned stock exchange transaction made Omphalos Corp. (B.V.I.) a wholly owned subsidiary of Soyodo after issuing 81,996,275 shares of Soyodo's common stock and resulted in the shareholders of Omphalos (B.V.I.) obtaining a majority voting interest in Soyodo. Accounting principles generally accepted in the United States require an assessment of which entity is considered the accounting acquirer when an exchange of stock occurs regardless of the legal form of the acquisition. The factors to consider include which entity's shareholders will own the majority of the voting common stock after the acquisition and the composition of the governing body and the management of the company after the acquisition. Omphalos was determined to be the acquirer for accounting purposes. Additionally, when an acquisition takes place between a company with minimal or no operations (a shell company) and an operating company, the transaction is treated as a recapitalization rather than a business combination. As Soyodo is considered to be a shell company, the transaction was treated as a recapitalization of Omphalos Corp. (B.V.I.).

The consolidated financial statements include the accounts of Omphalos, Corp. and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated.

Segment Reporting — The Company determines and discloses its segments in accordance with SFAS No. 131 “ Disclosures about Segments of an Enterprise and Related Information” which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment in 2008 and 2007 and accordingly, no separate segment information is presented.

Accounting Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Contingencies — Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash Equivalents, and Long-term Investments — Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Long-term investments consist of certificates of deposit (CDs) with maturities in excess of one year.

Accounts Receivable — Accounts receivable are carried at original invoice amount less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts on a quarterly basis based on a review of the current status of existing receivables, account aging, historical collection experience, subsequent collections, management's evaluation of the effect of existing economic conditions, and other known factors. The provision is provided for the above estimates made for all doubtful receivables. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. Recoveries of trade receivables previously written off are recorded when received.

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $298,502 and $188,503 at December 31, 2008 and 2007, respectively.

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation.  Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Automobile	5 years
Furniture and fixtures	3 years
Machinery and equipment	3 to 5 years
Leasehold improvements	55 years

Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized.  Expenditures for repairs and maintenance are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statement of income for the period.

Other Intangible Asset — Other intangible assets consist of patents and are accounted for at historical costs. The Company amortizes other intangible assets over their useful lives, as applicable.

Effective July 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 requires an initial impairment assessment involving a comparison of the fair value of trademarks, patents and other intangible assets to current carrying value. No impairment loss was recognized for the year ended December 31, 2008. Patents, trademarks, and other intangible assets determined to have indefinite useful lives are not amortized. The Company tests such intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Trademarks, patents, and other intangible assets determined to have definite lives are amortized over their useful lives or the life of the trademark and other intangible asset, whichever is less.

Revenue Recognition — The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition  ("SAB104"), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements  ("SAB101").  SAB 104 requires that four basic criteria must be met before revenue can be recognized:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and services performed and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or service has not been performed or is subject to refund until such time that the Company and the customer jointly determine that the product or service has been delivered or performed or no refund will be required.

The Company derives revenues from the sale of equipments and parts to customers.  The Company’s standard shipping term is Free on Board (FOB) shipping point. The Company recognizes revenue upon shipment for the sales under the term FOB shipping point.  For the sales under other shipping term arrangements, such as FOB destination, the Company recognizes revenue when title passes to and the risks and rewards of ownership have transferred to the customer based on the terms of the sales. Usually

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Revenue Recognition (Continued) — no returns, discounts or other allowances are provided to customers. Shipping and handling charges to customers are included in net sales. Shipping and handling charges incurred by the Company are included in cost of good sold.

SAB 104   incorporates   Emerging Issues Task Force 00-21  ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements.  EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

Research and Development Expenses — Research and development costs are generally expensed as incurred.

Advertising  Expense — Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2008 and 2007 totaled approximately $1,809 and $3,729, respectively.

Income Taxes — Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases.  Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled as prescribed in SFAS No. 109.  A valuation allowance is established against deferred tax assets if it is more likely than not that all, or some portion, of such assets will not be realized.

Stock Based Compensation —The Company adopted Statement of Financial Accounting Standards No 123(R), “Share-Based Payments” (“SFAS No. 123R”) effective January 1, 2006. SFAS No. 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R generally requires such transactions be accounted for using a fair-value-based method. The Company does not have any awards of stock-based compensation issued and outstanding at December 31, 2008.

Earnings Per Share — The Company computes net income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share”. Basic net income (loss) per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted net income (loss) per share is determined in the same manner as basic net income (loss) per share except that the number of shares is increased assuming exercise of dilutive stock options, warrants and convertible debt using the treasury stock method and dilutive conversion of the Company’s convertible preferred stock. For the years ended December 31, 2008and 2007, the Company did not have any potential common shares.

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Impairment of Long-Lived Assets —The Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", effective December 15, 2001. The Company periodically evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

The assumptions used by management in determining the future cash flows are critical. In the event these expected cash flows are not realized, future impairment losses may be recorded. Management has determined that no impairments of long-lived assets currently exist.

Concentrations —

Credit Risk: Financial instruments that subject the Company to credit risk consist primarily of trade accounts receivable and investments. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The Company regularly evaluates securities to determine whether there has been any diminution in value that is deemed to be other than temporary.

Customers: The Company sells equipments and parts to printed circuit board (PCB) manufacturers in Taiwan and China. The Company performs ongoing credit evaluations of its customers’ financial condition and generally, requires no collateral. For the year ended December 31, 2007, three customers, each of who accounted for more than 10% of the Company’s total revenues, represented approximately 74% of its total revenues, and 67% of accounts receivable in aggregate at December 31, 2007. For the year ended December 31, 2008, two customers, each of who accounted for more than 10% of the Company’s total revenues, represented approximately 74% of its total revenues, and 57% of accounts receivable in aggregate at December 31, 2008.

	Sales for the year		A/R balance as of

Customer	2007	2008	12/31/07	12/31/08

A	$4,292,038	$4,847,459	$739,683	$291,902

B	$1,933,722	$971,713	$596,070	$114,328

C	$1,240,966		$1,254,419

Suppliers: For the year ended December 31, 2008, 96% of the Company’s inventory is purchased from two vendors. Management believes other vendors could supply similar products, but their terms may not be as favorable as currently being offered by these vendors. A change in suppliers, however, could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

As of December 31, 2008 and December 31, 2007 the exchange rates between the NTD and the USD ($) were NTD1=$0.03050 and NTD1=$0.03077, respectively. The weighted-average rates of exchange between NTD and USD were NTD1=$0.03175 and NTD1=$0.03044 for the years ended December 31, 2008 and December 31, 2007, respectively. Total translation adjustment recognized as of December 31, 2008 and December 31, 2007 is $161,930 and $211,407, respectively.

Statement of Cash Flows — In accordance with SFAS No. 95, "Statement of Cash Flows", cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Comprehensive Income — Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity and comprehensive income (loss).

Fair Value of Financial Instruments — The carrying amounts of cash and cash equivalents, accounts receivable, deposits and accounts payable approximate their fair value because of the short maturity of those instruments.

The carrying amounts of the Company's long-term debt approximate their fair value because of the short maturity and/or interest rates which are comparable to those currently available to the Company on obligations with similar terms.

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

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Recently Issued Accounting Pronouncements (Continued)—In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, ("SFAS 141R"), which changes how business combinations are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141R is effective January 1, 2009, and will be applied prospectively. The impact of adopting SFAS 141R will depend on the nature and terms of future acquisitions.

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

In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. The Company does not expect its adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.

Recently Issued Accounting Pronouncements (Continued)—The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

NOTE 2.	PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment for the years ended December 31:

	2008	2007

Automobiles	$-	$29,232
Machinery and equipment	62,248	59,128
Leashold improvements	3,538	3,569
	65,786	91,929
Less: accumulated depreciation	(53,922)	(78,121)

Property and equipment, net	$11,864	$13,808

NOTE 3.	OTHER INTANGIBLE ASSETS

The following reconciliation of other intangible assets is as follows:

	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets:
Patents	$39,403	$1,987

Amortization of intangible assets was $770 and $630 for the year ended December 31, 2008 and 2007, respectively.

Estimated amortization expense for the years ending December 31 is as follows:

2009	$770
2010	$770
2011	$770
2012	$770
2013	$770

NOTE 4.	INCOME TAXES

Income before income taxes for the years ended December 31, 2008 and 2007 includes the results of operations of Taiwan and British Virgin Islands. Omphalos Corp. (B.V.I.) and All Fine Technology Co., Ltd. (B.V.I.) are incorporated in British Virgin Islands and are not required to pay income tax. Omphalos Corp. and All Fine Technology Co., Ltd. are incorporated in Taiwan and are subject to Taiwan tax law. The statutory tax rate under Taiwan tax law is 25%. Omphalos Corp. and All Fine Techonolgy Co., Ltd. incurred losses for the years 2008 and 2007. As a result, no tax liability was incurred. Omphalos Corp.’s loss was qualified for net operating losses carryforward for income tax purposes under Taiwan tax law for the year 2008. The Company believes that it is more likely than not that the net operating loss will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses as of December 31, 2008. The provision for income taxes calculated at the statutory rates in the combined statements of income is as follows for the years ended December 31:

	2008	2007
Current provision:
Computed (provision for) income taxes
at statutory rates in BVI	$-	$-
Computed (provision for) income taxes
at statutory rates in Taiwan	-	-
Total current provision	-	-

Deferred provision:	-	-
BVI	-	-
Taiwan- Net operating loss carryforward	43,850
Valuation allowance	(43,850)	-
Total deferred provision	-	-
Provision for income taxes	$-	$-

NOTE 5.	RELATED-PARTY TRANSACTIONS

Operating Leases—The Company leases its facility from a shareholder under an operating lease agreement which expires on December 31, 2009. The monthly base rent is approximately $2,200. Rent expense under this lease agreement amounted to approximately $26,700 and $26,000 for the years ended December 31, 2008 and 2007, respectively.
Advances to / from Shareholders – The advances to or from shareholders are non-interest bearing and without fixed terms of repayment.

NOTE 6.	COMPENSATED ABSENCES
Employees earn annual vacation leave at the rate of seven days per year for the first year. Upon completion of the first year of employment, employees earn one additional day for each additional year. At termination, employees are paid for any accumulated annual vacation leave. As of December 31, 2008, vacation liability existed in the amount of $12,525.

NOTE 7.	THER COMPREHENSIVE INCOME
Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at December 31, 2008 and 2007 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income

Balance at January 1, 2007	$213,824	$213,824
Change for 2007	(2,417)	$(2,417)

Balance at December 31, 2007	211,407	211,407
Change for 2008	(49,477)	(49,477)

Balance at December 31, 2008	$161,930	$161,930

NOTE 8.	COMMON STOCK

On December 14, 2007, the Board of Directors authorized a two-for-one stock split of the Company’s common stock.

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

NOTE 9.	PENSION PLAN

Omphalos Corp. (Taiwan) and All Fine Technology Co., Ltd. (Taiwan) were required to make monthly contributions, equal to 2% of salaries and wages, to a pension fund that is administered by a pension fund monitoring committee and deposited in the Central Trust of China in the Republic of China (Taiwan).

Taiwan has a new pension scheme law effective July 1, 2005. The new pension scheme is a defined contribution scheme. All new employees who joined Omphalos Corp. (Taiwan) and All Fine Technology Co., Ltd. (Taiwan) after July 1, 2005 must participate in the new scheme. Existing employees can choose to stay with the old scheme or to join the new scheme. Under the new scheme, Omphalos Corp. (Taiwan) and All Fine Technology Co. (Taiwan) are required to contribute 6% of the employees’ salary into employees’ own pension fund accounts managed by the government.

Contributions to the pension plan totaled $21,479 and $19,635 for the years ended December 31, 2008 and 2007, respectively.

******