Form 10-Q
period 2009-03-31
OMPHALOS, CORP
filed 2009-05-15
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ___000-32341_____________

OMPHALOS, CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1482082 (I.R.S. Employer Identification No.)

Unit 2, 15 Fl., 83, Nankan Rd. Sec. 1,
Luchu Taoyuan County
Taiwan
 (Address of principal executive offices, Zip Code)

011-8863-322-9658
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes  ☐ No

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                              Accelerated filer ☐
Non-accelerated filer ☐                                                                             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding, as of March 31, 2009 was 30,063,759.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

CONTENTS
Page

Condensed Consolidated Balance Sheets	1 - 2

Condensed Consolidated Statements of Operations	3

Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6- 10

OMPHALOS, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$3,055,297	$4,494,963
Accounts receivable, net	272,424	712,281
Inventory, net	1,093,942	1,116,918
Prepaid and other current assets	85,903	39,873
Due from shareholders	194,777	201,859
Total current assets	4,702,343	6,565,894

Leasehold Improvements and Equipment, net	10,189	11,864

Intangible assets, net	35,924	37,416
Deposits	23,970	24,842

Total Assets	$4,772,426	$6,640,016

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
Liabilities and Shareholders' Equity	(Unaudited)
Current Liabilities
Accounts payable	$304,100	$1,724,092
Accrued salaries and bonus	35,655	42,704
Accured expenses	20,554	52,258
Total current liabilities	360,309	1,819,054

Shareholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares
authorized, 30,063,759 shares issued and outstanding
as of December 31, 2008 and March 31, 2009		3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income (loss)	(6,693)	161,930
Retained earnings	4,368,280	4,608,502
Total shareholders' equity	4,412,117	4,820,962

Total Liabilities and Shareholders' Equity	$4,772,426	$6,640,016

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	March 31, 2009	March 31, 2008

Revenues:
Sales of goods, net	$154,053	$1,543,978
Other operating income	-	3,171
Total revenues	154,053	1,547,149

Operating costs and expenses:
Cost of sales	118,932	1,210,768
Selling, general and administrative expenses	280,028	421,605

Loss from operations	(244,907)	(85,224)

Other income (expenses)
Interest income	1,997	4,759
Gain (loss) on foreign currency exchange	2,688	(589,943)
Total other income (expense)	4,685	(585,184)

Loss before provision for income taxes	(240,222)	(670,408)

Provision for income taxes	-	-

Net loss	$(240,222)	$(670,408)

Weighted average number of common shares:
Basic and diluted	30,063,759	28,983,099

Not loss per share:
Basic and diluted	$(0.01)	$(0.02)

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2009
(Unaudited)

	Common Stock		Additonal	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earning	Income (Loss)	Total

Balance at December 31, 2008	30,063,759	$3,007	$47,523	$4,608,502	$161,930	$4,820,962
Translation adjustment	-	-	-	-	(168,623)	(168,623)
Net loss	-	-	-	(240,222)	-	(240,222)
Balance at March 31, 2009	30,063,759	$3,007	$47,523	$4,368,280	$(6,693)	$4,412,117

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	March 31, 2009	March 31, 2008
Cash flows from operating activities
Net loss	$(240,222)	$(670,408)
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Amortization and depreciation	1,443	1,339
Loss due to inventory value decline	-	5,823
Gain on sales of property	-	(3,171)
Foreign currency exchange (gains)	(2,688)	589,943
Changes in assets and liabilities:
Decrease in accounts receivable	415,715	1,715,787
(Increase) in inventory	(16,242)	(210,632)
(Increase) in prepaid and other assets	(47,525)	(57,254)
(Decrease) in accounts payable	(1,362,279)	(206,931)
(Decrease) in accrued expenses	(35,494)	(143,536)
Net cash provided by (used in) operating activities	(1,287,292)	1,020,960

Cash flows from investing activities
Maturities of held-to-maturity securities	-	845,135
Acquisition of patents	-	(3,906)
Proceeds received from disposition of assets	-	3,171
Net cash provided by investing activities	-	844,400

Cash flows from financing activities
Due to (from) related parties	-	(92,009)
Dividend distributions	-	(181,718)
Net cash used in financing activities	-	(273,727)

Effect of exchange rate changes on cash and cash equivalents	(152,374)	(402,627)

Net increase (decrease) in cash and cash equivalents	(1,439,666)	1,189,006

Cash and cash equivalents
Beginning	4,494,963	2,783,243
Ending	$3,055,297	$3,972,249

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$-	$-
Income tax	$-	$-

Supplemental disclosure of noncash investing activity
Shares issued for acquisition of Soyodo Group Holdings, Inc.	$-	$530

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The consolidated financial statements include the accounts of Omphalos Corp. and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated.

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

Cash and Cash Equivalents— Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $288,030 and $298,502 at March 31, 2009 and December 31, 2008, respectively.

Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $2,104 and $1,988 at March 31, 2009 and December 31, 2008, respectively. Annual amortization expense of such intangible assets is expected to be $716 per year for the next five years.

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

As of March 31, 2009 and December 31, 2008 the exchange rates between the NTD and the USD ($) were NTD1=$0.02943. and NTD1=$0.03050, respectively The weighted-average rates of exchange between NTD and USD were NTD1=$0.02949 and NTD1=$0.03171 for the three months ended March31, 2009 and March 31, 2008, respectively. Total translation adjustment recognized as of March 31, 2009 and December 31, 2008 is $(6,693) and $161,930, respectively.

Recently Issued Accounting Pronouncements — In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  FSP No. FAS 157-4 amends Statement No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods.  FSP No. FAS 157-4 is effective for the Company for the quarter ending June 30, 2009.  The Company does not expect the adoption of FSP No. FAS 157-4 to have a material effect on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. FAS 115-2”).  FSP No. FAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold.  FSP No. FAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods.  FSP No. FAS 115-2 is effective for the Company for the quarter ending June 30, 2009.  The Company does not expect the adoption of FSP No. FAS 115-2 to have a material effect on its condensed consolidated financial statements.

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 2009, the FASB issued FSP No. FAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The disclosure requirements of FSP No. FAS 107-1 and APB No. 28-1 will be required to be included in the Company’s interim condensed consolidated financial statements for the three and six months ending June 30, 2009.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends Statement No. 132(R) Employers’ Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106, to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  The disclosure requirements of FSP No. FAS 132(R)-1 will be required to be included in the Company’s annual consolidated financial statements for the year ending December 31, 2009.

2.	RELATED-PARTY TRANSACTIONS

Operating Leases---The Company leases its facility from a shareholder under an operating lease agreement which expires on December 31, 2009. The monthly base rent is approximately $2,200. Rent expense under this lease agreement amounted to approximately $6,600 and $6,600 for the periods ended March 31, 2009 and 2008, respectively.

Advances to / from Shareholders – The advances to or from shareholders are non-interest bearing and without fixed terms of repayment.

3.	OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at March 31, 2009 and December 31, 2008 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2008	$161,930	$161,930
Change for the period	(168,623)	$(168,623)

Balance at March 31, 2009	$(6,693)	$(6,693)

*****

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report of Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements.   All statements other than statements of historical fact made in report are forward looking.  In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements.  These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words.  No assurances can be given that the future results anticipated by the forward-looking statements will be achieved.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Our actual results may differ significantly from management’s expectations. The potential risks and uncertainties that could cause our actual results to differ materially from those expressed or implied herein are set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Net sales for the three months ended March 31 2009 were $154,053 as compared to $1,547,149 for the three months ended March 31 2008.  This represents a decrease of $1,393,096 or 90.0% comparing the two periods.  The decrease in net sales for the three months ended March 31, 2009 is primarily the result of a decrease in demand for end products due to the economic downturn.

Cost of sales decreased by $1,091,836 or 90.2%, to $118,932 for the three months ended March 31, 2009 as compared to $1,210,768 for the three months ended March 31, 2008.  The decrease in cost of sales is primarily the result of a decrease in sales volume.

For the three months ended March 31, 2009, selling, general and administrative expenses totaled $280,028. This was a decrease of $141,577 or 33.6% as compared to the same period 2008. The decrease is attributable primarily to a decrease in professional service fees, travel, entertainment, and commission which partially offset by an increase in salary and wage expenses.

For the three months ended March 31, 2009, income (loss) from operations decreased to $(244,907) as compared to $(85,224) for the three months ended March 31, 2008. This represents a decrease of $159,683 or 187.4% comparing the two periods.  The decrease in income from operations for the three months ended March 31, 2009 is primarily the result of a decrease in net sales and administrative expenses.

Other income was $4,685 and $(585,184) for the three months ended March 31, 2009 and 2008, respectively. This was an increase of $ 589,869, or 100.8%.  The main reason for this increase was due to an increase in gain on foreign currency exchange.

Our net loss was $(240,222) for the three months ended March 31, 2009 compared to a net income of $(670,408) for the three months ended March 31, 2008.   The decrease in profitability for the three months ended March 31, 2009 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $3,055,297 at March 31, 2009 and $4,494,963 at December 31, 2008. Our total current assets were $4,702,343 at March 31, 2009 as compared to $6,565,894 at December 31, 2008. Our total current liabilities were $360,309 at March 31, 2009 as compared to $1,819,054 at December 31, 2008.

We had working capital at March 31, 2009 of $4,342,034 compared with working capital of $4,746,840 at December 31, 2008. This decrease in working capital was primarily due to decreases in cash and cash equivalents and accounts receivable. The decrease was partially offset by a decrease in Accounts payable.

During the three months period ended March 31, 2009, net cash used in operating activities was $(1,287,292). Net cash provided by investing activities was $0, and net cash used in financing activities was $0. Net change in cash and cash equivalents was a decrease of $1,439,666.

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

As of March 31, 2009 and December 31, 2008 the exchange rates between the NTD and the USD ($) were NTD1=$0.02943. and NTD1=$0.03050, respectively The weighted-average rates of exchange between NTD and USD were NTD1=$0.02949 and NTD1=$0.03171 for the three months ended March31, 2009 and March 31, 2008, respectively. Total translation adjustment recognized as of March 31, 2009 and December 31, 2008 is $(6,693) and $161,930, respectively.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  FSP No. FAS 157-4 amends Statement No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods.  FSP No. FAS 157-4 is effective for the Company for the quarter ending June 30, 2009.  The Company does not expect the adoption of FSP No. FAS 157-4 to have a material effect on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. FAS 115-2”).  FSP No. FAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold.  FSP No. FAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods.  FSP No. FAS 115-2 is effective for the Company for the quarter ending June 30, 2009.  The Company does not expect the adoption of FSP No. FAS 115-2 to have a material effect on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The disclosure requirements of FSP No. FAS 107-1 and APB No. 28-1 will be required to be included in the Company’s interim condensed consolidated financial statements for the three and six months ending June 30, 2009.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends Statement No. 132(R) Employers’ Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106, to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  The disclosure requirements of FSP No. FAS 132(R)-1 will be required to be included in the Company’s annual consolidated financial statements for the year ending December 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

OMPHALOS, CORP.

Date: May 15, 2009	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President and Chairman of the Board

Date: May 15, 2009	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting Officer and Director