Form 10-Q
period 2009-06-30
OMPHALOS, CORP
filed 2009-08-12
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ___000-32341_____________

OMPHALOS, CORP.
(Exact name of registrant as specified in its charter)

Nevada	84-1482082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of June 30, 2009 was 30,063,759.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

CONTENTS
Page

Condensed Consolidated Balance Sheets	4 - 5

Condensed Consolidated Statements of Operations	6

Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)	7

Condensed Consolidated Statements of Cash Flows	8

Notes to Consolidated Financial Statements	9- 12

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,731,873	$4,494,963
Accounts receivable, net	793,823	712,281
Inventory, net	1,099,171	1,116,918
Prepaid and other current assets	218,724	39,873
Due from shareholders	199,495	201,859
Total current assets	5,043,086	6,565,894

Leasehold Improvements and Equipment, net	9,409	11,864

Intangible assets, net	36,948	37,416
Deposits	24,776	24,842

Total Assets	$5,114,219	$6,640,016

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$476,049	$1,724,092
Accrued salaries and bonus	35,750	42,704
Accured expenses	17,991	52,258
Total current liabilities	529,790	1,819,054

Shareholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares
authorized, 30,063,759 shares issued and outstanding
as of December 31, 2008 and June 30, 2009	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income (loss)	145,235	161,930
Retained earnings	4,388,664	4,608,502
Total shareholders' equity	4,584,429	4,820,962

Total Liabilities and Shareholders' Equity	$5,114,219	$6,640,016

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)
	Six Months Ended		Three Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues:
Sales of goods, net	$939,399	$5,341,128	$785,346	$3,797,150
Other operating income	-	3,228	-	57
Total revenues	939,399	5,344,356	785,346	3,797,207

Operating costs and expenses:
Cost of sales	621,222	3,709,998	502,290	2,501,664
Selling, general and
administrative expenses	554,330	898,388	274,302	476,784

Income from operations	(236,153)	735,970	8,754	818,759

Other income
Interest income	35,021	10,590	33,024	5,831
Gain (loss) on foreign
currency exchange	(18,188)	(433,411)	(20,876)	156,532
Miscellaneous income	(518)	-	(518)	2,434
Total other income	16,315	(422,821)	11,630	164,797

Income before provision
for income taxes	(219,838)	313,149	20,384	983,556

Provision for income taxes	-	-	-	-

Net Income	$(219,838)	$313,149	$20,384	$983,556

Weighted average number of common stock:
Basic and Diluted	30,063,759	29,538,438	30,063,759	30,063,759

Net income (loss) per share:
Basic and Diluted	(0.01)	0.01	0.00	0.03

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2009
(Unaudited)

	Common Stock		Additonal	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earning	Income (Loss)	Total

Balance at December 31, 2008	30,063,759	$3,007	$47,523	$4,608,502	$161,930	$4,820,962
Translation adjustment	-	-	-	-	(16,695)	(16,695)
Net loss	-	-	-	(219,838)	-	(219,838)
Balance at June 30, 2009	30,063,759	$3,007	$47,523	$4,388,664	$145,235	$4,584,429

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	June 30, 2009	June 30, 2008
Cash flows from operating activities
Net income (loss)	$(219,838)	$313,149
Adjustments to reconcile net income to net cash used in	.	.
operating activities:
Amortization and depreciation	2,743	1,466
Loss due to inventory valuation allowance	-	3,389
Reduction in inventory valuation allowance	(33,433)	-
Loss (gain) on sale of property	-	(3,228)
Foreign currency exchange loss (gains)	18,188	433,411
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(81,902)	108,149
Decrease (Increase) in inventory	47,982	(749,946)
(Increase) Decrease in prepaid and other assets	(175,720)	(15,451)
Increase (Decrease) in accounts payable	(1,221,038)	(1,125,587)
(Decrease) in accrued expenses	(40,231)	(135,912)
Net cash used in operating activities	(1,703,249)	(1,170,560)

Cash flows from investing activities
Maturities of held-to-maturity securities	-	1,154,720
Purchase of equipment	-	(5,358)
Proceeds received from disposition of equipment	-	3,228
Net cash provided by investing activities	-	1,152,590

Cash flows from financing activities
Dividend distribution	-	(181,718)
Proceeds from repayment of loans from shareholders	1,801	-
Loans to shareholders	-	(98,737)
Net cash provided by (used in) financing activities	1,801	(280,455)

Effect of exchange rate changes on cash and cash equivalents	(61,642)	(302,864)

Net decrease in cash and cash equivalents	(1,763,090)	(601,289)

Cash and cash equivalents
Beginning	4,494,963	2,783,243
Ending	$2,731,873	$2,181,954

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-
Income tax	$-	$-

Supplemental disclosure of noncash financing and investing activities
Shares issued for acquisition of Soyodo Group Holdings, Inc.	$-	$530

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $263,670 and $298,502 at June 30, 2009 and December 31, 2008, respectively.

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $2,352 and $1,988 at June 30, 2009 and December 31, 2008, respectively. Annual amortization expense of such intangible assets is expected to be $725 per year for the next five years.

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

As of June 30, 2009 and December 31, 2008 the exchange rates between the NTD and the USD ($) were NTD1=$0.03042. and NTD1=$0.03050, respectively The weighted-average rates of exchange between NTD and USD were NTD1=$0.02987 and NTD1=$0.03228 for the six months ended June 30, 2009 and June 30, 2008, respectively. Total translation adjustment recognized as of June 30, 2009 and December 31, 2008 is $145,235 and $161,930, respectively.

Recently Issued Accounting Pronouncements — In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 supersedes Statement No. 162 issued in May 2008. SFAS 168 will establish the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases issued by the SEC are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 will not impact the Company’s financial statements other than references to authoritative accounting literature in future periods will be made in accordance with the Codification.

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

Recently Issued Accounting Pronouncements (Continued) — techniques used to measure the fair value of plan assets.  The disclosure requirements of FSP No. FAS 132(R)-1 will be required to be included in the Company’s annual consolidated financial statements for the year ending December 31, 2009.

2.	RELATED-PARTY TRANSACTIONS

Operating Leases—The Company leases its facility from a shareholder under an operating lease agreement which expires on December 31, 2009. The monthly base rent is approximately $2,200. Rent expense under this lease agreement amounted to approximately $13,200 and $13,200 for the periods ended June 30, 2009 and 2008, respectively.

Advances to / from Shareholders – The advances to or from shareholders are non-interest bearing and without fixed terms of repayment.

3.	OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at June 30, 2009 and December 31, 2008 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income

Balance at December 31, 2008	$161,930	$161,930
Change for the period	(16,695)	$(16,695)

Balance at June 30, 2009	$145,235	$145,235

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

Results of Operations

Three Months and Six Months Ended June 30, 2009 Compared to the Three Months and Six Months Ended June 30, 2008

Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008

Net sales for the three months ended June 30, 2009 were $785,346 as compared to $3,797,150 for the three months ended June 30, 2008.  This represents a decrease of $3,011,804 or 79.3% comparing the two periods.  The decrease in net sales for the three months ended June 30, 2009 is primarily the result of a decrease in demand for end products due to the economic downturn.

Cost of sales decreased by $1,999,374 or 79.9%, to $502,290 for the three months ended June 30, 2009 as compared to $2,501,664 for the three months ended June 30, 2008.  The decrease in cost of sales is primarily the result of a decrease in sales volume.

For the three months ended June 30, 2009, selling, general and administrative expenses totaled $274,302.  This was a decrease of $202,482 or 42.5% as compared to the same period in 2008.  The decrease in selling, general and administrative expenses is primarily the result of decreases in commission, salary and wages, travel, entertainment expenses, and professional service fees.

For the three months ended June 30, 2009, income from operations decreased to $8,754 as compared to $818,759 for the three months ended June 30, 2008.  This represents a decrease of $810,005 or 98.9% comparing the two periods.  The decrease in income from operations for the three months ended June 30, 2009 is primarily the result of a decrease in net sales which was partially offset by a decrease in selling, general and administrative expenses.

Other income was $11,630 and $164,797 for the three months ended June 30, 2009 and 2008, respectively.  This was a decrease of $153,167, or 92.9%.  The main reason for this decrease was due to a loss on foreign currency exchange which partially offset by an increase in interest income.

Our net income was $20,384 for the three months ended June 30, 2009 compared to a net income of $983,556 for the three months ended June 30, 2008.  The decrease in profitability for the three months ended June 30, 2009 was due to the reasons described above.

Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008

Net sales for the six months ended June 30, 2009 were $939,399 as compared to $5,341,128 for the six months ended June 30, 2008.  This represents a decrease of $4,401,729 or 82.4% comparing the two periods.  The decrease in net sales for the six months ended June 30, 2009 is primarily the result of a decrease in demand for end products due to the economic downturn.

Cost of sales decreased by $3,088,776 or 83.3%, to $621,222 for the six months ended June 30, 2009 as compared to $3,709,998 for the six months ended June 30, 2008.  The decrease in cost of sales is primarily the result of a decrease in sales volume.

For the six months ended June 30, 2009, selling, general and administrative expenses totaled $554,330.  This was a decrease of $344,058 or 38.3% as compared to the same period in 2008.  The decrease in selling, general and administrative expenses is primarily the result of decreases in commission, salary and wages, travel, entertainment expenses, and professional service fees.

For the six months ended June 30, 2009, income (loss) from operations decreased to $(236,153) as compared to $735,970 for the six months ended June 30, 2008.  This represents a decrease of $972,123 or 132.1% comparing the two periods.  The decrease in income from operations for the six months ended June 30, 2009 is primarily the result of a decrease in net sales which was partially offset by a decrease in selling, general and administrative expenses.

Other income (expense) was $16,315 and $(422,821) for the six months ended June 30, 2009 and 2008, respectively.  This was an increase of $439,136, or 103.9%.  The main reason for this increase was due to a decrease of loss on foreign currency exchange.

Our net income was $(219,838) for the six months ended June 30, 2009 compared to a net income of $313,149 for the six months ended June 30, 2008.  The decrease in profitability for the six months ended June 30, 2009 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $2,731,873 at June 30, 2009 and $4,494,963 at December 31, 2008.  Our total current assets were $5,043,086 at June 30, 2009 as compared to $6,565,894 at December 31, 2008.   Our total current liabilities were $529,790 at June 30, 2009 as compared to $1,819,054 at December 31, 2008.

We had working capital at June 30, 2009 or $4,513,296 compared with working capital of $4,746,840 at December 31, 2008.  This decrease in working capital was primarily due to the net loss and the payment for the general administrative costs.

During the six months period ended June 30, 2009, net cash used in operating activities was $(1,703,249).  Net cash used in investing activities was $0, and net cash provided by financing activities was $1,801.  Net change in cash and cash equivalents was a decrease of $(1,763,090).

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

None.

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

OMPHALOS, CORP.

Date: August 12, 2009	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President and Chairman of the Board

Date: August 12, 2009	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting Officer and Director