Form 10-Q
period 2009-09-30
OMPHALOS, CORP
filed 2009-11-12
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ___000-32341_____________

OMPHALOS, CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1482082 (I.R.S. Employer Identification No.)

Unit 2, 15 Fl., 83, Nankan Rd. Sec. 1,
Luchu Taoyuan County
Taiwan
 (Address of principal executive offices, Zip Code)

011-8863-322-9658
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Copies to:
Marc Ross, Esq.
Andrew Smith, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, New York 10006
Phone: (212) 930-9700
Fax: (212) 930-9725

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

The number of shares of registrant’s common stock outstanding, as of October 31, 2009 was 30,063,759.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

CONTENTS
Page

Condensed Consolidated Balance Sheets	4 - 5

Condensed Consolidated Statements of Operations	6

Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)	7

Condensed Consolidated Statements of Cash Flows	8

Notes to Consolidated Financial Statements	9- 12

OMPHALOS, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,288,813	$4,494,963
Accounts receivable, net	1,005,848	712,281
Inventory, net	1,050,794	1,116,918
Prepaid and other current assets	582,338	39,873
Due from shareholders	198,017	201,859
Total current assets	5,125,810	6,565,894

Leasehold Improvements and Equipment, net	8,632	11,864

Intangible assets, net	37,344	37,416
Deposits	69,515	24,842

Total Assets	$5,241,301	$6,640,016

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$605,716	$1,724,092
Accrued salaries and bonus	36,129	42,704
Accured expenses	26,642	52,258
Total current liabilities	668,487	1,819,054

Shareholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of December 31, 2008 and September 30, 2009	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	216,986	161,930
Retained earnings	4,305,298	4,608,502
Total shareholders' equity	4,572,814	4,820,962

Total Liabilities and Shareholders' Equity	$5,241,301	$6,640,016

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)
	Nine Months Ended		Three Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues:
Sales of goods, net	$1,537,744	$7,683,195	$598,345	$2,342,067
Other operating income	-	3,222	-	-
Total revenues	1,537,744	7,686,417	598,345	2,342,067

Operating costs and expenses:
Cost of sales	999,782	5,359,518	378,560	1,649,526
Selling, general and administrative expenses	818,758	1,393,784	264,428	495,396

Income (loss) from operations	(280,796)	933,115	(44,643)	197,145

Other income
Interest income	38,759	16,934	3,738	6,344
Gain (loss) on foreign currency exchange	(61,167)	(222,080)	(42,979)	211,331
Miscellaneous income	-	840	518	840
Total other income	(22,408)	(204,306)	(38,723)	218,515

Income (loss) before provision for income taxes	(303,204)	728,809	(83,366)	415,660

Provision for income taxes	-	-	-	-

Net Income (loss)	$(303,204)	$728,809	$(83,366)	$415,660

Weighted average number of common stock:
Basic and Diluted	30,063,759	29,714,823	30,063,759	30,063,759

Net income (loss) per share:
Basic and Diluted	(0.01)	0.02	(0.00)	0.01

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2009
(Unaudited)

	Common Stock		Additonal	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earning	Income (Loss)	Total

Balance at December 31, 2008	30,063,759	$3,007	$47,523	$4,608,502	$161,930	$4,820,962
Translation adjustment	-	-	-	-	55,056	55,056
Net loss	-	-	-	(303,204)	-	(303,204)
Balance at September 30, 2009	30,063,759	$3,007	$47,523	$4,305,298	$216,986	$4,572,814

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	September 30, 2009	September 30, 2008
Cash flows from operating activities
Net income (loss)	$(303,204)	$728,809
Adjustments to reconcile net income to net cash provided by	.	.
(used in) operating activities:
Amortization and depreciation	3,847	4,254
Loss due to inventory valuation allowance	-	3,383
Reduction in inventory valuation allowance	(55,969)	-
Loss (gain) on sale of property	-	(3,222)
Foreign currency exchange loss	61,167	222,080
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(276,775)	1,803,556
Decrease (Increase) in inventory	134,625	(666,322)
(Increase) Decrease in prepaid and other assets	(570,920)	13,878
Increase (Decrease) in accounts payable	(1,111,078)	(567,980)
(Decrease) in accrued expenses	(32,562)	(147,980)
Net cash provided by (used in) operating activities	(2,150,869)	1,390,456

Cash flows from investing activities
Maturities of held-to-maturity securities	-	1,152,574
Payments of patent registration		(8,950)
Proceeds received from disposition of equipment	-	3,222
Net cash provided by investing activities	-	1,146,846

Cash flows from financing activities
Dividend distribution	-	(229,576)
Proceeds from repayment of loans from shareholders	6,319	-
Loans to shareholders	-	(115,264)
Net cash provided by (used in) financing activities	6,319	(344,840)

Effect of exchange rate changes on cash and cash equivalents	(61,600)	(258,674)

Net increase (decrease) in cash and cash equivalents	(2,206,150)	1,933,788

Cash and cash equivalents
Beginning	4,494,963	2,783,243
Ending	$2,288,813	$4,717,031

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$-	$-
Income tax	$-	$-

Supplemental disclosure of noncash financing and investing activities Shares issued for acquisition of Soyodo Group Holdings, Inc.	$-	$530

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

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

Organization (Continued) —

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $244,940 and $298,502 at September 30, 2009 and December 31, 2008, respectively.

Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $2,576 and $1,988 at September 30, 2009 and December 31, 2008, respectively. Annual amortization expense of such intangible assets is expected to be $725 per year for the next five years.

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

As of September 30, 2009 and December 31, 2008 the exchange rates between the NTD and the USD ($) were NTD1=$0.03090. and NTD1=$0.03050, respectively The weighted-average rates of exchange between NTD and USD were NTD1=$0.03009 and NTD1=$0.03222 for the nine months ended September 30, 2009 and September 30, 2008, respectively. Total translation adjustment recognized as of September 30, 2009 and December 31, 2008 is $216,986 and $161,930, respectively.

Recently Issued Accounting Pronouncements — In August 2009, the FASB issued Accounting Standards Update 2009-05, “Measuring Liabilities at Fair Value” to provide guidance on measuring the fair value of liabilities under ASC 820, “Fair Value Measurements and Disclosures.” It establishes that a Level 1 fair value measurement should be used to measure the fair value of a liability and alternative valuation techniques that should be used in the absence of a Level 1 measurement. ASU 2009-05 is effective for the first reporting period beginning after issuance; thus, it became effective for the Company on October 1, 2009. The Company is evaluating the impact of ASU 2009-05 on its consolidated financial statements.

Recently Issued Accounting Pronouncements (Continued)— In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” to provide amendments to the criteria in Subtopic 609-24 of the Codification for separating consideration into multiple-deliverable revenue arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of each specific deliverable which includes vendor-specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of ASU 2009-13 on its consolidated financial statements.

2.	RELATED-PARTY TRANSACTIONS

Operating Leases—The Company leases its facility from a shareholder under an operating lease agreement which expires on December 31, 2009. The monthly base rent is approximately $2,200. Rent expense under this lease agreement amounted to approximately $19,800 and $19,800 for the periods ended September 30, 2009 and 2008, respectively.

Advances to / from Shareholders – The advances to or from shareholders are non-interest bearing and without fixed terms of repayment.

3.	OTHER COMPREHENSIVE INCOME
Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at September 30, 2009 and December 31, 2008 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income

Balance at December 31, 2008	$161,930	$161,930
Change for the period	55,056	$55,056

Balance at September 30, 2009	$216,986	$216,986

******

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements.   All statements other than statements of historical fact made in report are forward looking.  In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements.  These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words.  No assurances can be given that the future results anticipated by the forward-looking statements will be achieved.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Our actual results may differ significantly from management’s expectations. The potential risks and uncertainties that could cause our actual results to differ materially from those expressed or implied herein are set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Results of Operations

Three Months and Nine Months Ended September 30, 2009 Compared to the Three Months and Nine Months Ended September 30, 2008

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Net sales for the three months ended September 30, 2009 were $598,345 as compared to $2,342,067 for the three months ended September 30, 2008.  This represents a decrease of $1,743,722 or 74.5% comparing the two periods.  The decrease in net sales for the three months ended September 30, 2009 is primarily the result of a decrease in demand for end products due to the economic downturn.

Cost of sales decreased by $1,270,966 or 77.1%, to $378,560 for the three months ended September 30, 2009 as compared to $1,649,526 for the three months ended September 30, 2008.  The decrease in cost of sales is primarily the result of a decrease in sales volume.

For the three months ended September 30, 2009, selling, general and administrative expenses totaled $264,428. This was a decrease of $230,968 or 46.6% as compared to the same period 2008. The decrease in selling, general and administrative expenses is primarily the result of decreases in commission, salary and wages, travel, entertainment expenses, and professional service fees.

For the three months ended September 30, 2009, income from operations decreased to $(44,643) as compared to $197,145 for the three months ended September 30, 2008.  This represents a decrease of $241,788 or 122.6 % comparing the two periods.  The decrease in income from operations for the three months ended September 30, 2009 is primarily the result of a decrease in net sales which partially offset by a decrease in selling, general and administration expenses.

Other income was $(38,723) and $218,515 for the three months ended September 30, 2009 and 2008, respectively.  This was a decrease of $257,238 or 117.7%.  The main reason for this decrease was due to a loss on foreign currency exchange.

Our net income (loss) was $(83,366) for the three months ended September 30, 2009 compared to a net income of $415,660 for the three months ended September 30, 2008. The decrease in profitability for the three months ended September 30, 2009 was due to the reasons described above.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Net sales for the nine months ended September 30, 2009 were $1,537,744 as compared to 7,686,417 for the nine months ended September 30, 2008.  This represents a decrease of $6,148,673 or 80.0% comparing the two periods.  The decrease in net sales for the nine months ended September 30, 2009 is primarily the result of a decrease in demand for end products due to the economic downturn.

Cost of sales decrease by $4,359,736 or 81.3%, to $999,782 for the nine months ended September 30, 2009 as compared to $5,359,518 for the nine months ended September 30, 2008. The decrease in cost of sales is primarily the result of a decrease in sales volume.

For the nine months ended September 30, 2009, selling, general and administrative expenses totaled $818,758.  This was a decrease of $575,026 or 41.3% as compared to the same period 2008.  The decrease in selling, general and administrative expenses is primarily the result of decreases in commission, salary and wages, travel, entertainment expenses, and professional service fees.

For the nine months ended September 30, 2009, income (loss) from operations decrease to $(280,796) as compared to $933,115 for the nine months ended September 30, 2008.  This represents a decrease of $1,213,911 or 130.1% comparing the two periods.  The decrease in income from operations for the nine months ended September 30, 2009 is primarily the result of a decrease in net sales which partially offset by a decrease in selling, general and administration expenses.

Other income (expense) was $(22,408) and $(204,306) for the nine months ended September 30, 2009 and 2008, respectively.  This was an increase of $181,898, or 89.0%.  The main reason for this increase was due to a decrease of loss on foreign currency exchange.

Our net income (loss) was $(303,204) for the nine months ended September 30, 2009 compared to a net income of $728,809 for the nine months ended September 30, 2008.   The decrease in profitability for the nine months ended September 30, 2009 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $2,288,813 at September 30, 2009 and $4,494,963 at December 31, 2008. Our total current assets were $5,125,810 at September 30, 2009 as compared to $6,565,894 at December 31, 2008. Our total current liabilities were $668,487 at September 30, 2009 as compared to $1,819,054 at December 31, 2008.

We had working capital at September 30, 2009 of $4,457,323 compared with working capital of $4,746,840 at December 31, 2008. This decrease in working capital was primarily due to the net loss and the payment for the general administrative costs.

During the nine months period ended September 30, 2009, net cash used in operating activities was $(2,150,869). Net cash used in investing activities was $0, and net cash provided by financing activities was $6,319. Net change in cash and cash equivalents was a decrease of $(2,206,150).

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

OMPHALOS, CORP.

Date: November 10, 2009	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President and Chairman of the Board

Date: November 10, 2009	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting Officer and Director