Form 10-K
period 2009-12-31
OMPHALOS, CORP
filed 2010-03-30
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2009.

OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 000-32341

OMPHALOS, CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1482082 (I.R.S. Employer Identification No.)

Unit 2, 15 Fl., 83, Nankan Rd. Sec. 1,
Luchu Taoyuan County
Taiwan
 (Address of principal executive offices, Zip Code)

011-8863-322-9658
(Registrant’s telephone number, including area code)

Copies of all communications to:
Marc Ross, Esq.
Andrew Smith, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, New York 10006
Phone: (212) 930-9700
Fax: (212) 930-9725

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐Yes ☒ No

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: approximately $1,912,940.

The number of shares of registrant’s common stock outstanding, as of March 1, 2010 was 30,063,759.

TABLE OF CONTENTS

PART I
Item 1.	Business	3
Item1A.	Risk Factors	7
Item1B.	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	12
Item 4.	[Reserved]	12

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item7A.	Quantitative and Qualitative Disclosures about Market Risk	15
Item 8.	Financial Statements and Supplementary Data	15
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	16
Item9A.	Controls and Procedures	16
Item9B.	Other Information	16

PART III
Item10.	Directors, Executive Officers and Corporate Governance	17
Item11.	Executive Compensation	18
Item12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	19
Item13.	Certain Relationships and Related Transactions and Director Independence	20

PART IV
Item14.	Principal Accountant Fees and Services	20
Item15.	Exhibits, Financial Statement Schedules	21

SIGNATURES		22
EX-31.1
EX-31.2
EX-32.1
EX-32.2

……
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

Quality assurance is the assurance for the back-end process, i.e. the 100% assurance for zero-defect of production quality. All defects must be found and then repaired to achieve this requirement. AOI is normally used at the post-reflow process for this purpose. Therefore, the AOI plays an important role to detect all defects and also to support the reparability of all defects found. Quality Control is aimed to keep the highest process quality in the factory. In order to achieve this purpose, AOI is usually used at the pre-reflow, pre-IC-mounting or post-printing processes which enable the monitoring the real situation of the production line by inspecting all of and the defects. Furthermore, the causes of defects are able to be analyzed in real time. During the years ended December 31, 2009 and 2008, approximately 60% and 55% of Omphalos’ revenues were generated by these devices, respectively.

Tamura N2 Reflow Ovens.  Omphalos offers the Tamura Reflow Oven as its preferred choice for reflow soldering. The ovens have multiple temperature controlled heat emitting infrared radiation compartments that create a phase change in flux (Small Soldier Particles) turning the solid into a liquid. When cooled in the final compartment, the flux undergoes another phase change turning from a liquid back into a solid forming a bond between the surface mount component and etched circuit board. The Tamura Line takes the additional step of being an oxygen-free environment, instead it utilizes nitrogen gas to minimize oxidation. During the years ended December 31, 2009 and 2008, approximately 39% and 45% of Omphalos’ revenues were generated by these machines, respectively.

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

Markets and Customers

Omphalos’s customers include a number of major electronic manufacturing companies, including the following

Name	Location	Percentage Revenues for the Year ended December 31, 2009

Quanta Computer	Taiwan based publicly traded company; original design manufacturer of laptop computers	53%

Hon Hai	Taiwan based publicly traded company; manufacturing services provider to Computer, Communication and Consumer-electronics leaders	3%

Delta Networds International Ltd.,	Taiwan based publicly traded company; Computer products design and production	29%

Advantech	Taiwan based publicly traded company and is one of the three largest industrial control enterprises in the world	7%

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

Intellectual Property

Omphalos has been granted the following patents:

Name	Patent No	Country	Patent Term
Automatically Labeling and Inspecting Apparatus and Method of Use	M277230	Taiwan	2005/10/1-20/15-1/30
Automatically Marking and Reading/Distinguishing Apparatus and Method of Use	M277229	Taiwan	2005/10/1-20/15-1/30
Vehicle Camera Apparatus	M345732	Taiwan	2008/12/1-20/18-3/19

In addition it has the following patents pending:

Name	Number	Country
Automatically Labeling and Inspecting Apparatus and Method of Use	200510052694.4	China
Automatically Marking and Reading/Distinguishing Apparatus and Method of Use	200510052693.X	China
Servo Motor Conntrol Method and Apparatus Using the Same	2007-241297	Japan
Servo Motor Conntrol Method and Apparatus Using the Same	096114150	Taiwan
Servo Motor Conntrol Method and Apparatus Using the Same	200710107348.0	China
Automatically Labeling and Inspecting Apparatus and Method of Use	11/248,218	U.S.A
Autoomatically Marking and Reading/Distinguishing Apparatus and Method of Use	11/248,212	U.S.A

Employees

As of March 10, 2010, Omphalos had  20 full-time employees .  None of its employees is represented by a labor union, and Omphalos considers its employee relations to be excellent. Omphalos seeks to use contract workers and anticipates maintaining a small full-time employee base.

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

Our semiconductor and other customer base historically has been, and is becoming even more, highly concentrated. For the year ended December 31, 2009, two customers, each of whom accounted for more than 10% of Omphalos’ total revenues, represented approximately 81% of the its total revenues.   Orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our net sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, we may not be able to replace the business. As our products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us. In addition, certain customers have undergone significant ownership changes, have outsourced manufacturing activities, and/or have entered into strategic alliances or industry consortia that have increased the influence of key semiconductor manufacturers in technology decisions made by their partners, which may result in additional complexities in managing customer relationships and transactions. These factors could have a material, adverse effect on our business, financial condition and results of operations.

Omphalos is highly dependent on two suppliers.

For the year ended December 31, 2009, Omphalos obtained 83% of the equipment that it sells to its customers from only two vendors. If either one of these two vendors or both were to cease supplying us with products for any reason, this would force us to find alternative sources for our products. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive offices are located at Unit 2, 15 Fl., 83, Nankan Rd. Sec. 1, Luchu, Taoyuan County, Taiwan and No.1371-1, Sec. 3, Fuguo Rd., Lujhu Township, Taoyuan County 338, Taiwan.

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

Generally, Omphalos maintains short-term leases for its office and warehouse, with options to renew, where possible. The terms of the lease for office and warehouse are both from January 1, 2009 to December 31, 2009, and the lease has been extended to December 31, 2010. The company pays a monthly rent of approximately $2,200 for the periods ended December 31, 2008 and 2007, respectively. Rent expenses under the office and warehouse lease agreements amounted to approximately $26,400 and $26,700 for the periods ended December 31, 2009 and 2008, respectively.

Item 3.  Legal Proceedings.

None.

Item 4.  [Reserved.]
PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There were approximately 72 holders of record of our common stock as of March 1, 2010.

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

Inventory - Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $491,126 and $298,502 at December 31, 2009 and 2008, respectively.

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

Recently Issued Accounting Pronouncements — In August 2009, the FASB issued Accounting Standards Update 2009-05, “Measuring Liabilities at Fair Value” to provide guidance on measuring the fair value of liabilities under ASC 820, “Fair Value Measurements and Disclosures.” It establishes that a Level 1 fair value measurement should be used to measure the fair value of a liability and alternative valuation techniques that should be used in the absence of a Level 1 measurement. ASU 2009-05 is effective for the first reporting period beginning after issuance; thus, it became effective for the Company on October 1, 2009. The adoption of ASU 2009-05 does not have a material impact on its financial statements.

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

Results of Operations

The following table presents the consolidated results of the Company for the years ended December 31, 2009 and 2008.

Net Sales. Net sales for the year ended December 31, 2009 were $1,931,751 compared to $7,867,973 for the year ended December 31, 2008. The decrease in net sales was due to a general decrease in market demand, as compared to sales volume in the 2008 period, which was affected by the decrease in business to existing customers.

Cost of Sales. Cost of sales for the year ended December 31, 2009 was $1,496,265 or 77.5% of net sales, as compared to $5,561,363 or 70.7% of net sales, for the year ended December 31, 2008. The increase in cost of sales as a percentage of net sales was due to a decrease in overall sales margin which was caused by the increase in competition.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the one year ended December 31, 2009 were $1,127,150 or 58.3% of net sales, as compared to $1,781,178 or 22.6% of net sales, for the one year ended December 31, 2008. The decrease in selling, general and administrative expenses was primarily due to a decrease in payroll, traveling cost and professional service.

Income (loss) from Operations. Income (loss) from operations for the year ended December 31, 2009 was $(691,664)  as compared to $525,432 for the year ended December 31, 2008. The decrease in income from operations for the year ended December 31, 2009 compared with income from operations for the 2008resulted primarily from a decrease in net sales.

Other Income (expenses). Other income (expenses) for the one year ended December 31, 2009 was $(49,182) as compared to $79,583 for the one year ended December 31, 2008. This change was primarily attributable to the increase in interest income which was partially offset by the increase in foreign currency exchange loss.

Net income (loss) for the one year ended December 31, 2009 was $(740,846) as compared to $605,015 for the one year ended December 31, 2008. The decrease in net income was due to the reasons described above.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations

Liquidity and Capital Resources

Cash and cash equivalents were $1,968,816 at December 31, 2009 and $4,494,963 at December 31, 2008. Our total current assets were $4,410,802 at December 31, 2009 as compared to $6,565,894 at December 31, 2008. Our total current liabilities were $378,398 at December 31, 2009 as compared to $1,819,054 at December 31, 2008.

We had working capital at December 31, 2009 of $4,032,404 compared with working capital of $4,746,840 at December 31, 2008. This decrease in working capital was primarily due to decrease in cash and cash equivalents, and accounts receivable from which were partially offset by the increase in inventory and prepaid expenses, and the decreases in accounts payable and accured expenses. During the year ended December 31, 2009, net cash used in operating activities was $(2,653,251). Net cash provided by investing activities was $0, and net cash provided by financing activities was $200,601. Net change in cash and cash equivalents was an increase of $(2,527,147).

Capital Expenditure

Total capital expenditures during the year ended December 31, 2009 was $0.

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

As of December 31, 2009 and December 31, 2008 the exchange rates between the NTD and the USD ($) were NTD1=$0.03102 and NTD1=$0.03050, respectively. The weighted-average rates of exchange between NTD and USD were NTD1=$0.03031 and NTD1=$0.03175 for the years ended December 31, 2009 and December 31, 2008, respectively. Total translation adjustment recognized as of December 31, 2009 and December 31, 2008 is $226,760 and $161,930, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2009.

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

None.

Item 9A.  Controls and Procedures.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009, based on those criteria.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Sheng-Peir Yang	53	President and Director
Chu Pi Yun	39	Chief Financial Officer

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

Li Shen-Ren, the Chief Operating Officer of Omphalos, resigned effective June 30, 2009 and was compensated until such date.

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

Audit Committee Financial Expert

Our board of directors currently acts as our audit committee. Because we only recently consummated the Reverse Merger and appointed the current members of our board of directors, our board of directors has not yet determined whether we have a member who qualifies as an "audit committee financial expert" as defined in Item 407(d) of Regulation S-K, and is "independent" as the term is used in Item 407 of Regulation S-K. Our board of directors is in the process of searching for a suitable candidate for this position.

Audit Committee

We have not yet appointed an audit committee, and our board of directors currently acts as our audit committee. At the present time, we believe that the members of board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our 2009 fiscal year.

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

Item 11.  Executive Compensation.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan ($)	Non- qualified Deferred Compen- sation Earnings ($)	All other compen- sation ($)	Total ($)
Sheng-Peir Yang	2009	$64,750	—	—	—	—	—	—	$64,750
CEO and President	2008	$70,485	—	—	—	—	—	—	$70,485
	2007	$53,196	—	—	—	—	—	—	$53,196

Outstanding Equity Awards at Fiscal Year-End
As of our fiscal years ended December 31, 2009 and 2008, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal years ended December 31, 2009 and 2008. No equity awards were granted during the year ended December 31, 2008.

We have entered into the follow employment agreements:

•
Sheng-Peir Yang entered into an employment agreement with Omphalos on November 30, 2007, to serve as its Chief Executive Officer for a term of two (2) years at an monthly salary of New Taiwan Dollars (“NTD”) 148,000(approximately $4,625). Mr. Yang will be required to comply with the Non-Competition provision contained within the employment agreement. Either party, with proper notice, may terminate the employment agreement, and the employment agreement will be governed and construed by the laws of the Republic of China.

•
Pi-Yun Chu entered into an employment agreement with Omphalos on November 30, 2007, to serve as its Chief Financial Officer for a term of two (2) years at an monthly salary of NTD49,680 (approximately $1,553). Ms. Chu will be required to comply with the Non-Competition provision contained within the employment agreement. Either party, with proper notice, may terminate the employment agreement, and the employment agreement will be governed and construed by the laws of the Republic of China.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of our fiscal years ended December 31, 2009 and 2008, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal years ended December 31, 2009 and 2008. No equity awards were granted during the year ended December 31, 2009.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of common stock beneficially owned as of March 10, 2010 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o Omphalos, Corp..

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Sheng-Peir Yang	18,449,162	61.3%

Chu Pi Yun	683,302	2.3%

All officers and directors as a group (5 persons)	19,132,464	63.6%
 * Denotes less than 1%

Beneficial ownership percentages gives effect to the completion of the Share Exchange, and are calculated based on shares of common stock issued and outstanding and is based on a total of 30,063,759 shares of common stock that were issued and outstanding as of March 10, 2010. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 10, 2010. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Our sole director is a named executive officer of the Company and, accordingly, is not “independent” for purposes of any securities market requirements.

Item 14.  Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

	Year Ended December 31, 2009	Year Ended December 31, 2008

Audit Fees	$31,000	$40,000
Audit-Related Fees
Tax Fees
All Other Fees	-
	$31,000	$40,000

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and the full Board of Directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our full Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2009, is compatible with maintaining the auditor’s independence.

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
2.1
Share Exchange Agreement dated February 5, 2008, between the Company and the parties set forth on the signature page thereof, incorporated by reference to Exhibit  2.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on April 9 , 2008.

3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company's proxy statement on Schedule 14A filed with the Commission on March 5, 2003 (the "Proxy Statement").
3.2	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to the Proxy Statement).
3.3
Agreement and Plan of Merger between Quixit, Inc., a Colorado corporation, and TOP Group Corporation(now known as SOYODO Group Holdings, Inc.), a Delaware corporation (incorporated by reference to the Proxy Statement).

3.4	By-Laws of the Company (incorporated by reference to the ProxyStatement).
3.5	Amended and Restated Certificate of Incorporation of the Company Incorporated by reference to the information statement on Schedule 14c filed with the SEC on March 15, 2005).
3.6	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to the information statement on Schedule 14C filed with SEC on August 26, 2005).
3.7	Amended and Restated By-Laws of Omphalos, Corp., incorporated by reference to Exhibit 3.7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009.
10.1	Employment Agreement with Pi-Yun Chu, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on April_9,, 2008.
10.2	Employment Agreement with Shen-Ren Li, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on April 9 , 2008.
10.3	Employment Agreement with Sheng-Peir Yang, , incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the SEC on April 9 , 2008.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2010	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Sheng-Peir Yang and Chu Pi Yun, or any of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Name	Title	Date

/s/Sheng-Peir Yang	Chief Executive Officer and Chairman of the Board of Directors	March 26, 2010

Sheng-Peir Yang

Chief Financial Officer (principal
/s/ Chu Pi Yun	financial and accounting officer) and
	Director	March 26, 2010

Chu Pi Yun

OMPHALOS, CORP.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2009 AND 2008 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONTENTS
Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	25

FINANCIAL STATEMENTS

Consolidated Balance Sheets	26 - 27

Consolidated Statements of Operations	28

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income	29

Consolidated Statements of Cash Flows	30

Notes to Financial Statements	31 - 40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Omphalos Corp.

We have audited the accompanying consolidated balance sheets of Omphalos, Corp. and its subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial positions of Omphalos, Corp. as of December 31, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

KCCW Accountancy Corp.

Diamond Bar, California
March 19, 2010

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
Assets
Current Assets
Cash and cash equivalents	$1,968,816	$4,494,963
Accounts receivable, net	524,128	712,281
Inventory, net	1,565,424	1,116,918
Prepaid and other current assets	352,434	39,873
Due from shareholders	-	201,859
Total current assets	4,410,802	6,565,894

Leasehold Improvements and Equipment, net	7,476	11,864

Intangible assets, net	37,326	37,416
Deposits	67,740	24,842

Total Assets	$4,523,344	$6,640,016

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$309,174	$1,724,092
Accrued salaries and bonus	34,350	42,704
Accured expenses	34,874	52,258
Total current liabilities	378,398	1,819,054

Commitments and contingencies

Shareholders' Equity
Common stock, $0.0001 par value, 120,000,,000 shares authorized, 30,063,759 shares issued and outstanding as of December 31, 2008 and 2009	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	226,760	161,930
Retained Earnings	3,867,656	4,608,502
Total shareholders' equity	4,144,946	4,820,962

Total Liabilities and Shareholders' Equity	$4,523,344	$6,640,016

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Years Ended December 31, 2009 and 2008

	2009	2008

Revenues:
Sales of goods, net	$1,931,751	$7,867,973
Total revenues	1,931,751	7,867,973

Operating costs and expenses:
Cost of sales	1,496,265	5,561,363
Selling, general and administrative expenses	1,127,150	1,781,178

Income (loss) from operations	(691,664)	525,432

Other income (expenses)
Interest income	40,577	19,805
Gain (loss) on foreign currency exchange	(90,550)	57,571
Miscellaneous income	791	2,207
Total other income (expenses)	(49,182)	79,583

Income (loss) before provision for income taxes	(740,846)	605,015

Provision for income taxes	-	-

Net Income (loss)	$(740,846)	$605,015

Weighted average number of common shares:
Basic and diluted	30,063,759	29,809,302

Not income (loss) per share:
Basic and diluted	$(0.02)	$0.02

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2009 and 2008

	Common Stock		Additonal	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earning	Income	Total
Balance at January 1, 2008	27,332,092	$2,733	$47,267	$4,185,205	$211,407	$4,446,612
Reorganization and recapitalization	2,731,667	274	256	-	-	530
Dividend distributions	-	-	-	(181,718)	-	(181,718)
Translation adjustment	-	-	-	-	(49,477)	(49,477)
Net income	-	-	-	605,015	-	605,015
Balance at December 31, 2008	30,063,759	3,007	47,523	4,608,502	161,930	4,820,962
Translation adjustment	-	-	-	-	64,830	64,830
Net loss	-	-	-	(740,846)	-	(740,846)
Balance at December 31, 2009	30,063,759	$3,007	$47,523	$3,867,656	$226,760	$4,144,946

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net income (loss)	$(740,846)	$605,015
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Amortization and depreciation	5,197	6,456
Loss due to inventory value decline	183,243	116,229
Gain on disposal of fixed assets	-	(3,024)
Foreign currency exchange loss (gain)	90,550	(57,571)
Changes in assets and liabilities:
Decrease in accounts receivable	195,713	3,274,848
(Increase) in inventory	(602,877)	(600,184)
(Increase) decrease in prepaid and other assets	(346,245)	69,363
(Decrease) in accounts payable	(1,411,254)	(2,271,576)
(Decrease) in accrued expenses	(26,732)	(131,167)
Net cash provided by (used in) operating activities	(2,653,251)	1,008,389

Cash flows from investing activities
Acquisition of fixed assets	-	(3,788)
Proceeds received from disposition of assets	-	3,024
Maturities of held-to-maturity securities	-	1,135,761
Payments of patent registration	-	(8,820)
Net cash provided by investing activities	-	1,126,177

Cash flows from financing activities
Repayments of loans to shareholders	200,601	-
Loan to shareholders	-	(210,132)
Dividend distributions	-	(175,260)
Net cash provided by (used in) financing activities	200,601	(385,392)

Effect of exchange rate changes on cash and cash equivalents	(74,497)	(37,454)

Net increase (decrease) in cash and cash equivalents	(2,527,147)	1,711,720

Cash and cash equivalents
Beginning	4,494,963	2,783,243
Ending	$1,967,816	$4,494,963

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$-	$1,028
Income tax	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Segment Reporting — The Company determines and discloses its segments in accordance with SFAS No. 131 “ Disclosures about Segments of an Enterprise and Related Information” which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment in 2009 and 2008 and accordingly, no separate segment information is presented.

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

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contingencies (Continued)—Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $491,126 and $298,502 at December 31, 2009 and 2008, respectively.

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

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company derives revenues from the sale of equipments and parts to customers.  The Company’s standard shipping term is Free on Board (FOB) shipping point. The Company recognizes revenue upon shipment for the sales under the term FOB shipping point.  For the sales under other shipping term arrangements, such as FOB destination, the Company recognizes revenue when title passes to and the risks and rewards of ownership have transferred to the customer based on the terms of the sales. Usually no returns, discounts or other allowances are provided to customers. Shipping and handling charges to customers are included in net sales. Shipping and handling charges incurred by the Company are included in cost of good sold.

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

Advertising  Expense — Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2009 and 2008 totaled approximately $1,548 and $1,809, respectively.

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

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation —The Company adopted Statement of Financial Accounting Standards No 123(R), “Share-Based Payments” (“SFAS No. 123R”) effective January 1, 2006. SFAS No. 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R generally requires such transactions be accounted for using a fair-value-based method. The Company does not have any awards of stock-based compensation issued and outstanding at December 31, 2009.

Earnings Per Share — The Company computes net income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share”. Basic net income (loss) per share is computed by dividing income or loss applicable to common shareholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted net income (loss) per share is determined in the same manner as basic net income (loss) per share except that the number of shares is increased assuming exercise of dilutive stock options, warrants and convertible debt using the treasury stock method and dilutive conversion of the Company’s convertible preferred stock. For the years ended December 31, 2009and 2008, the Company did not have any potential common shares.

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

Customers: The Company sells equipments and parts to printed circuit board (PCB) manufacturers in Taiwan and China. The Company performs ongoing credit evaluations of its customers’ financial condition and generally, requires no collateral. For the year ended December 31, 2008, two customers, each of who accounted for more than 10% of the Company’s total revenues, represented approximately 74% of its total revenues, and 57% of accounts receivable in aggregate at December 31, 2008. For the year ended December 31, 2009, two customers, each of who accounted for more than 10% of the Company’s total revenues, represented approximately 81% of its total revenues, and 54% of accounts receivable in aggregate at December 31, 2009.

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations  (Continued) —

	Sales for the year		A/R balance as of
Customer	2009	2008	12/31/09	12/31/08
A	$1,014,619	$4,847,459	$181,443	$291,902

B	$558,847	$971,713	$104,833	$114,328

Suppliers: For the year ended December 31, 2009, 83% of the Company’s inventory is purchased from two vendors. Management believes other vendors could supply similar products, but their terms may not be as favorable as currently being offered by these vendors. A change in suppliers, however, could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

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

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements — In August 2009, the FASB issued Accounting Standards Update 2009-05, “Measuring Liabilities at Fair Value” to provide guidance on measuring the fair value of liabilities under ASC 820, “Fair Value Measurements and Disclosures.” It establishes that a Level 1 fair value measurement should be used to measure the fair value of a liability and alternative valuation techniques that should be used in the absence of a Level 1 measurement. ASU 2009-05 is effective for the first reporting period beginning after issuance; thus, it became effective for the Company on October 1, 2009. The adoption of ASU 2009-05 does not have a material impact on its financial statements.

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

NOTE 2.	PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment for the years ended December 31:

	2009	2008

Machinery and equipment	$63,310	$62,248
Leashold improvements	3,598	3,538
	66,908	65,786
Less: accumulated depreciation	(59,432)	(53,922)

Property and equipment, net	$7,476	$11,864

NOTE 3.  OTHER INTANGIBLE ASSETS

The following reconciliation of other intangible assets is as follows:

	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets:
Patents	$40,076	$2,750

Amortization of intangible assets was $711 and $770 for the year ended December 31, 2009 and 2008, respectively.  Estimated annual amortization expense for the next five years is $711.

NOTE 4.	INCOME TAXES

Income before income taxes for the years ended December 31, 2009 and 2008 includes the results of operations of Taiwan and British Virgin Islands. Omphalos Corp. (B.V.I.) and All Fine Technology Co., Ltd. (B.V.I.) are incorporated in British Virgin Islands and are not required to pay income tax. Omphalos Corp. and All Fine Technology Co., Ltd. are incorporated in Taiwan and are subject to Taiwan tax law. The statutory tax rate under Taiwan tax law is 25%. Omphalos Corp. and All Fine Techonolgy Co., Ltd. incurred losses for the years 2009 and 2008. As a result, no tax liability was incurred. Omphalos Corp.’s loss was qualified for net operating losses carryforward for income tax purposes under Taiwan tax law for the year 2008. The Company believes that it is more likely than not that the net operating loss will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses as of December 31, 2009. The provision for income taxes calculated at the statutory rates in the combined statements of income is as follows for the years ended December 31:

	2009	2008
Current provision:
Computed (provision for) income taxes at statutory rates in BVI	$-	$-
Computed (provision for) income taxes at statutory rates in Taiwan	-	-
Total current provision	-	-

Deferred provision:	-	-
BVI	-	-
Taiwan- Net operating loss carryforward	37,839	43,850
Valuation allowance	(37,839)	(43,850)
Total deferred provision	-	-
Provision for income taxes	$-	$-

NOTE 5.	RELATED-PARTY TRANSACTIONS

Operating Leases—The Company leases its facility from a shareholder under an operating lease agreement which expires on December 31, 2010. The monthly base rent is approximately $2,200. Rent expense under this lease agreement amounted to approximately $26,400 and $26,700 for the years ended December 31, 2009 and 2008, respectively.

Advances to Shareholders – The advances to shareholders are non-interest bearing and without fixed terms of repayment.

NOTE 6.	THER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at December 31, 2009 and 2008 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income

Balance at January 1, 2008	$211,407	$211,407
Change for 2008	(49,477)	$(49,477)

Balance at December 31, 2008	161,930	161,930
Change for 2009	64,830	64,830

Balance at December 31, 2009	$226,760	$226,760

NOTE 7.	COMMON STOCK

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

NOTE 8.	PENSION PLAN

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

Contributions to the pension plan totaled $24,767 and $21,479 for the years ended December 31, 2009 and 2008, respectively.

******