Form 10-Q
period 2010-03-31
OMPHALOS, CORP
filed 2010-05-11
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ___000-32341_____________

OMPHALOS, CORP.
(Exact name of registrant as specified in its charter)

Nevada	84-1482082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of April 20, 2010 was 30,063,759.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,194,881	$1,968,816
Accounts receivable, net	356,595	524,128
Inventory, net	1,584,146	1,565,424
Prepaid and other current assets	369,295	352,434
Total current assets	4,504,917	4,410,802

Leasehold Improvements and Equipment, net	6,714	7,476

Intangible assets, net	38,004	37,326
Deposits	23,550	67,740

Total Assets	$4,573,185	$4,523,344

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$507,709	$309,174
Accrued salaries and bonus	31,964	34,350
Accrued expenses	42,355	34,874
Total current liabilities	582,028	378,398

Shareholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of December 31, 2009 and March 31, 2010	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	284,599	226,760
Retained earnings	3,656,028	3,867,656
Total shareholders' equity	3,991,157	4,144,946

Total Liabilities and Shareholders' Equity	$4,573,185	$4,523,344

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	March 31, 2010	March 31, 2009
Revenues:
Sales of goods, net	$467,496	$154,053

Operating costs and expenses:
Cost of sales	382,382	118,932
Selling, general and administrative expenses	287,933	280,028

Loss from operations	(202,818)	(244,907)

Other income (expenses)
Interest income	2,968	1,997
Gain (loss) on foreign currency exchange	(11,778)	2,688
Total other income (expense)	(8,810)	4,685

Loss before provision for income taxes	(211,628)	(240,222)

Provision for income taxes	$-	$-

Net loss	$(211,628)	$(240,222)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759

Not loss per share:
Basic and diluted	$(0.01)	$(0.01)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2010
(Unaudited)

	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earning	Income	Total

Balance at December 31, 2009	30,063,759	$3,007	$47,523	$3,867,656	$226,760	$4,144,946
Translation adjustment	-	-	-	-	57,839	57,839
Net loss	-	-	-	(211,628)	-	(211,628)
Balance at March 31, 2010	30,063,759	$3,007	$47,523	$3,656,028	$284,599	$3,991,157

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	March 31,	March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(211,628)	$(240,222)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	1,054	1,443
Foreign currency exchange (gains)	11,778	(2,688)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	174,188	415,715
Decrease (increase) in inventory	3,467	(16,242)
Decrease (increase) in prepaid and other assets	33,141	(47,525)
Increase (decrease) in accounts payable	193,285	(1,362,279)
Increase (decrease) in accrued expenses	4,096	(35,494)
Net cash provided by (used in) operating activities	209,380	(1,287,292)

Cash flows from investing activities
Patent registration	(338)	-
Net cash used in investing activities	(338)	-

Effect of exchange rate changes on cash and cash equivalents	17,023	(152,374)

Net increase (decrease) in cash and cash equivalents	226,065	(1,439,666)

Cash and cash equivalents
Beginning	1,968,816	4,494,963
Ending	$2,194,881	$3,055,297

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$-	$-
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Organization — Omphalos Corp. was incorporated as Soyodo Group Holdings, Inc. (the “Soyodo”) under the laws of Delaware in March 2003. On February 5, 2008, Soyodo acquired the outstanding shares of Omphalos Corp. Omphalos Corp. (the “Omphalos BVI) was incorporated on October 30, 2001 under the laws of the British Virgin Islands. For accounting purposes, the acquisition was treated as a recapitalization of Omphalos BVI. Omphalos BVI owns 100% of Omphalos Corp. (Taiwan), All Fine Technology Co., Ltd. (Taiwan), and All Fine Technology Co., Ltd. (B.V.I.). Omphalos Corp. (Taiwan) and was incorporated on February 13, 1991 under the laws of Republic of China. All Fine Technology Co., Ltd. (Taiwan) was incorporated on March 23, 2004 under the laws of Republic of China. All Fine Technology Co., Ltd. (B.V.I.) was incorporated on February 2, 2005 under the laws of the British Virgin Islands. Omphalos Corp. (B.V.I.) and its subsidiaries supplies a wide range of equipments and parts including reflow soldering ovens and automated optical inspection machines for printed circuit board (PCB) manufacturers in Taiwan and China.

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

Basis of Consolidation— The consolidated financial statements include the accounts of Omphalos Corp. and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated.

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $498,093 and $491,126 at March 31, 2010 and December 31, 2009, respectively.

Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $2,979 and $2,750 at March 31, 2010 and December 31, 2009, respectively. Annual amortization expense of such intangible assets is expected to be $760 per year for the next five years.

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

Recently Issued Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board issued guidance, which contains amendments to Accounting Standards Codification 810, "Consolidation," relating to how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. These provisions became effective for us on January 1, 2010, but did not have a material impact on our financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements , which, among other things, amends Accounting Standards Topic 820 Fair Value Measurements and Disclosures (ASC 820) to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company’s adoption of this standard had no impact on its consolidated financial position, results of operations or cash flows.

2.	RELATED-PARTY TRANSACTIONS

Operating Leases—The Company leases its facility from a shareholder under an operating lease agreement which expires on December 31, 2010. The monthly base rent is approximately $2,200. Rent expense under this lease agreement amounted to approximately $6,600 and $6,600 for the periods ended March 31, 2010 and 2009, respectively.

3.	OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at March 31, 2010 and December 31, 2009 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2009	$226,760	$226,760
Change for the period	57,839	57,839
Balance at March 31, 2010	$284,599	$284,599

******

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements.   All statements other than statements of historical fact made in report are forward looking.  In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements.  These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words.  No assurances can be given that the future results anticipated by the forward-looking statements will be achieved.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Our actual results may differ significantly from management’s expectations. The potential risks and uncertainties that could cause our actual results to differ materially from those expressed or implied herein are set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Net sales for the three months ended March 31, 2010 were $467,496 as compared to $154,053 for the three months ended March 31, 2009.  This represents a increase of $313,443 or 203.5% comparing the two periods.  The increase in net sales is primarily the result of an increase in demand for end products due to the economic recovery.

Cost of sales increased by $263,450 or 221.5%, to $382,382 for the three months ended March 31, 2010 as compared to $118,932 for the three months ended March 31, 2009.  The increase in cost of sales is primarily the result of an increase in sales volume.

For the three months ended March 31, 2010, selling, general and administrative expenses totaled $287,933. This was an increase of $7,905 or 2.8% as compared to the same period 2009. The increase in selling, general and administrative expenses is primarily the result of increase in travel and entertainment expenses.

For the three months ended March 31, 2010, income (loss) from operations increase to $(202,818)  as compared to $(244,907)  for the three months ended March 31, 2009.  This represents a increase of $42,088 or 17.2 % comparing the two periods.  The increase in income from operations for the three months ended March 31, 2010 is primarily the result of an increase  in net sales which partially offset by a decrease in selling, general and administration expenses.

Other income (expenses) was $(8,810) and $4,685 for the three months ended March 31, 2010 and 2009, respectively.  This was a decrease of $(13,495) or 288%.  The main reason for this decrease was due to a loss on foreign currency exchange.

Our net income (loss) was $(211,628) for the three months ended March 31, 2010 compared to a net income of $(240,222) for the three months ended March 31, 2009. The increase in profitability for the three months ended March 31, 2010 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $2,194,881 at March 31, 2010 and $1,968,816 at December 31, 2009. Our total current assets were $4,504,917 at March 31, 2010 as compared to $4,410,802 at December 31, 2009. Our total current liabilities were $582,028 at March 31, 2010 as compared to $378,398 at December 31, 2009.

We had working capital at March 31, 2010 of $3,922,889 compared with working capital of $4,032,404  at December 31, 2009. This decrease in working capital was primarily due to a decrease in accounts receivable and an increase in accounts payable.

During the three months ended March 31, 2010, net cash provided by operating activities was $209,380. Net cash used in investing activities was $(388), and net cash provided by financing activities was $0. Net change in cash and cash equivalents was an increase of $226,065.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

Item 4.   Removed and Reserved.

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

OMPHALOS, CORP.

Date: May 10, 2010	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President and Chairman of the Board

Date: May 10, 2010	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting Officer and Director