Form 10-Q
period 2010-06-30
OMPHALOS, CORP
filed 2010-08-09
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ___000-32341_____________

OMPHALOS, CORP.
(Exact name of registrant as specified in its charter)

Nevada	84-1482082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of June 30, 2010 was 30,063,759.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

CONTENTS
Page

Condensed Consolidated Balance Sheets	F1 - F2

Condensed Consolidated Statements of Operations	F3

Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income	F4

Condensed Consolidated Statements of Cash Flows	F5

Notes to Consolidated Financial Statements	F6 - F8

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$2,121,129	$1,968,816

Accounts receivable, net	341,395	524,128

Inventory, net	1,558,231	1,565,424

Prepaid and other current assets	392,140	352,434

Total current assets	4,412,895	4,410,802

Leasehold Improvements and Equipment, net	6,022	7,476

Intangible assets, net	38,911	37,326
Deposits	23,087	67,740

Total Assets	$4,480,915	$4,523,344

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
Liabilities and Shareholders' Equity	(Unaudited)

Current Liabilities

Accounts payable	$467,211	$309,174

Accrued salaries and bonus	29,298	34,350

Accrued expenses	19,537	34,874
Total current liabilities	516,046	378,398

Shareholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of December 31, 2009 and June 30, 2010	3,007	3,007

Additional paid-in capital	47,523	47,523

Other comprehensive income	367,294	226,760

Retained earnings	3,547,045	3,867,656
Total shareholders' equity	3,964,869	4,144,946

Total Liabilities and Shareholders' Equity	$4,480,915	$4,523,344

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues:
Sales of goods, net	$766,729	$939,399	$299,233	$785,346

Operating costs and expenses:
Cost of sales	581,819	621,222	199,437	502,290
Selling, general and administrative expenses	503,033	554,330	215,100	274,302

Loss from operations	(318,123)	(236,153)	(115,304)	8,754

Other income (expenses)
Interest income	3,166	35,021	198	33,024
Other expenses	-	(518)	-	(518)
Gain (loss) on foreign currency exchange	(5,655)	(18,188)	6,123	(20,876)
Total other income (expense)	(2,488)	16,315	6,321	11,630

Loss before provision for income taxes	(320,611)	(219,838)	(108,983)	20,384

Provision for income taxes	$-	$-	$-	$-

Net loss	$(320,611)	$(219,838)	$(108,983)	$20,384

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759	30,063,759	30,063,759

Not loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.00)	$0.00

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2010
(Unaudited)

	Common Stock		Additonal	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earning	Income	Total

Balance at December 31, 2009	30,063,759	$3,007	$47,523	$3,867,656	$226,760	$4,144,946
Translation adjustment	-	-	-	-	140,534	140,534
Net loss	-	-	-	(320,611)	-	(320,611)
Balance at June 30, 2010	30,063,759	$3,007	$47,523	$3,547,045	$367,294	$3,964,869

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	June 30,	June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(320,611)	$(219,838)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	2,061	2,743
Reduction in inventory valuation allowance	-	(33,433)
Foreign currency exchange loss	5,655	18,188
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	196,722	(81,902)
Decrease (increase) in inventory	61,713	47,982
Decrease (increase) in prepaid and other assets	19,510	(175,720)
Increase (decrease) in accounts payable	143,497	(1,221,038)
Increase (decrease) in accrued expenses	(22,324)	(40,231)
Net cash provided by (used in) operating activities	86,223	(1,703,249)

Cash flows from investing activities
Patent registration	(624)	-
Net cash used in investing activities	(624)	-

Cash flows from financing activities
Proceeds from repayment of loans from shareholders	-	1,801
Net cash provided by financing activities	-	1,801

Effect of exchange rate changes on cash and cash equivalents	66,715	(61,642)

Net increase (decrease) in cash and cash equivalents	152,313	(1,763,090)

Cash and cash equivalents
Beginning	1,968,816	4,494,963
Ending	$2,121,129	$2,731,873
Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$-	$-
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $508,701 and $491,126 at June 30, 2010 and December 31, 2009, respectively.

Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $3,238 and $2,750 at June 30, 2010 and December 31, 2009, respectively. Annual amortization expense of such intangible assets is expected to be $760 per year for the next five years.

Foreign-currency Transactions — Foreign-currency transactions are recorded in New Taiwan dollar (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollar, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under stockholders’ equity.

Translation Adjustment —The Company financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is New Taiwan dollar (“NTD”). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollar ($) using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income.

Recently Issued Accounting Pronouncements — In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements , which, among other things, amends Accounting Standards Topic 820 Fair Value Measurements and Disclosures (ASC 820) to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company’s adoption of this standard had no impact on its consolidated financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17—Revenue Recognition—Milestone Method (Topic 605), which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company expects that the adoption of the amendments in this update will not have any significant impact on its financial position and results of operations.

2.	RELATED-PARTY TRANSACTIONS

Operating Leases—The Company leases its facility from a shareholder under an operating lease agreement which expires on December 31, 2010. The monthly base rent is approximately $2,200. Rent expense under this lease agreement amounted to approximately $6,600 and $6,600 for the periods ended June 30, 2010 and 2009, respectively.

3.	OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at June 30, 2010 and December 31, 2009 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2009	$226,760	$226,760
Change for the period	140,534	140,534
Balance at June 30, 2010	$367,294	$367,294

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

Results of Operations

Three Months and Six Months Ended June 30, 2010 Compared to the Three Months and Six Months Ended June 30, 2009

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Net sales for the three months ended June 30, 2010 were $299,233 as compared to $785,346 for the three months ended June 30, 2009. This represents a decrease of $486,113 or approximately 62% comparing the two periods.  The decrease in net sales is primarily the result of a decrease in demand for end products due to poor economic conditions.

Cost of sales decreased by $302,853 or approximately 60%, to $199,437 for the three months ended June 30, 2010 as compared to $502,290 for the three months ended June 30, 2009. The decrease in cost of sales is primarily the result of a decrease in sales volume.

For the three months ended June 30, 2010, selling, general and administrative expenses totaled $215,100. This was a decrease of $59,202 or approximately 21.6% as compared to the same period in 2009. The decrease in selling, general and administrative expenses is primarily the result of a decrease in commission, salary and wages, and professional service fees.

For the three months ended June 30, 2010, income (loss) from operations decreased to ($115,304) as compared to $8,754 for the three months ended June 30, 2009.  This represents a decrease of $124,058 comparing the two periods.  The loss from operations for the three months ended June 30, 2010 is primarily the result of a decrease in net sales which partially offset by a decrease in selling, general and administration expenses.

Other income (expenses) was $6,321 and $11,630 for the three months ended June 30, 2010 and 2009, respectively.  This was a decrease of $5,903 or approximately 45.6%.  The main reason for this decrease was a decrease in interest income which partially offset by an increase in gain on foreign currency exchange.

Our net income (loss) was ($108,983) for the three months ended June 30, 2010 compared to net income of $20,384 for the three months ended June 30, 2009. The decrease in profitability for the three months ended June 30, 2010 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $2,121,129 at June 30, 2010 and $1,968,816 at December 31, 2009. Our total current assets were $4,412,895 at June 30, 2010 as compared to $4,410,802 at December 31, 2009. Our total current liabilities were $516,046 at June 30, 2010 as compared to $378,398 at December 31, 2009.

We had working capital at June 30, 2010 of $3,896,849 compared with working capital of $4,032,404  at December 31, 2009. This decrease in working capital was primarily due to a decrease in accounts receivable and an increase in accounts payable which partially offset by an increase in cash and cash equivalents..

During the six months ended June 30, 2010, net cash provided by operating activities was $86,233. Net cash used in investing activities was ($624), and net cash provided by financing activities was $0. Net change in cash and cash equivalents was an increase of $152,313.

Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009

Net sales for the six months ended June 30, 2010 were $766,729 as compared to $939,399 for the six months ended June 30, 2009. This represents a decrease of $172,670 or approximately 18.4% comparing the two periods. The decrease in net sales for the six months ended June 30, 2010 is primarily the result of a decrease in demand for end products due to poor economic conditions.

Cost of sales decreased by $39,403 or approximately 6.3%, to $581,819 for the six months ended June 30, 2010 as compared to $621,222 for the six months ended June 30, 2009.  The decrease in cost of sales is primarily the result of a decrease in sales volume and the increase in purchase costs.

For the six months ended June 30, 2010, selling, general and administrative expenses totaled $503,033.  This was a decrease of $51,297 or approximately 9.25% as compared to the same period in 2009. The decrease in selling, general and administrative expenses is primarily the result of decreases in commission, salary and wages,  and professional service fees.

For the six months ended June 30, 2010, income (loss) from operations increased to ($318,123) as compared to ($236,153) for the six months ended June 30, 2009.  This represents an increased loss of $81,970 comparing the two periods. The decrease in income from operations for the six months ended June 30, 2010 is primarily the result of a decrease in net sales and an increase in cost of sales which was partially offset by a decrease in selling, general and administrative expenses.

Other income (expense) was ($2,488) and $16,315 for the six months ended June 30, 2010 and 2009, respectively. This was a decrease of $18,803.  The main reason for this decrease was due to a decrease in interest income which partially offset by a decrease in loss on foreign currency exchange.

Our net income (loss) was ($320,611) for the six months ended June 30, 2010 compared to net income (loss) of ($219,838) for the six months ended June 30, 2009. The decrease in profitability for the six months ended June 30, 2010 was due to the reasons described above.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4T.   Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

Item 1A.Risk Factors.

Not Applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Removed and Reserved.

Item 5.     Other Information.

None.

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

OMPHALOS, CORP.

Date: August 9, 2010	By:	/s/ Sheng-Peir Yang

Sheng-Peir Yang
Chief Executive Officer, President and Chairman of the Board

Date: August 9, 2010	By:	/s/ Chu Pi Yun

Chu Pi Yun
Chief Financial Officer, Chief Accounting Officer and Director