Form 10-Q
period 2010-09-30
OMPHALOS, CORP
filed 2010-11-05
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

The number of shares of registrant’s common stock outstanding, as of September 30, 2010 was 30,063,759.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Page

Condensed Consolidated Balance Sheets	4 - 5

Condensed Consolidated Statements of Operations	6

Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income	7

Condensed Consolidated Statements of Cash Flows	8

Notes to Consolidated Financial Statements	9 - 11

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,053,292	$1,968,816

Accounts receivable, net	191,747	524,128

Inventory, net	1,539,595	1,565,424

Prepaid and other current assets	436,063	352,434

Total current assets	4,220,697	4,410,802

Leasehold Improvements and Equipment, net	5,149	7,476

Intangible assets, net	39,329	37,326

Deposits	22,915	67,740

Total Assets	$4,288,090	$4,523,344

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$499,832	$309,174

Accrued salaries and bonus	30,016	34,350

Accrued expenses	27,712	34,874

Total current liabilities	557,560	378,398

Shareholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of December 31, 2009 and September 30, 2010	3,007	3,007

Additional paid-in capital	47,523	47,523

Other comprehensive income	334,176	226,760

Retained earnings	3,345,824	3,867,656

Total shareholders' equity	3,730,530	4,144,946

Total Liabilities and Shareholders' Equity	$4,288,090	$4,523,344

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues:
Sales of goods, net	$811,296	$1,537,744	$44,567	$598,345

Operating costs and expenses:
Cost of sales	605,818	999,782	23,999	378,560
Selling, general and administrative expenses	672,542	818,758	169,509	264,428
	`
Loss from operations	(467,064)	(280,796)	(148,941)	(44,643)

Other income (expenses)
Interest income	3,836	38,759	670	3,738
Other income	-	-	-	518
Gain (loss) on foreign currency exchange	(58,604)	(61,167)	(52,949)	(42,979)
Total other income (expense)	(54,768)	(22,408)	(52,279)	(38,723)

Loss before provision for income taxes	(521,832)	(303,204)	(201,220)	(83,366)

Provision for income taxes	$-	$-	$-	$-

Net loss	$(521,832)	$(303,204)	$(201,220)	$(83,366)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759	30,063,759	30,063,759

Not loss per share:
Basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(0.00)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2010
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earning	Income	Total

Balance at December 31, 2009	30,063,759	$3,007	$47,523	$3,867,656	$226,760	$4,144,946
Translation adjustment	-	-	-	-	107,416	107,416
Net loss	-	-	-	(521,832)	-	(521,832)
Balance at September 30, 2010	30,063,759	$3,007	$47,523	$3,345,824	$334,176	$3,730,530

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	September 30, 2010	September 30, 2009
Cash flows from operating activities
Net loss	$(521,832)	$(303,204)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	3,064	3,847
Reduction in inventory valuation allowance	-	(55,969)
Foreign currency exchange loss	58,604	61,167
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	341,313	(276,775)
Decrease (increase) in inventory	68,574	134,625
Decrease (increase) in prepaid and other assets	(26,571)	(570,920)
Increase (decrease) in accounts payable	178,962	(1,111,078)
Increase (decrease) in accrued expenses	(13,213)	(32,562)
Net cash provided by (used in) operating activities	88,901	(2,150,869)

Cash flows from investing activities
Patent registration	(1,512)	-
Net cash used in investing activities	(1,512)	-

Cash flows from financing activities
Proceeds from repayment of loans from shareholders	-	6,319
Net cash provided by financing activities	-	6,319

Effect of exchange rate changes on cash and cash equivalents	(2,913)	(61,600)

Net increase (decrease) in cash and cash equivalents	84,476	(2,206,150)

Cash and cash equivalents
Beginning	1,968,816	4,494,963
Ending	$2,053,292	$2,288,813

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$-	$-
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $504,901 and $491,126 at September 30, 2010 and December 31, 2009, respectively.

Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $3,407 and $2,750 at September 30, 2010 and December 31, 2009, respectively. Annual amortization expense of such intangible assets is expected to be $770 per year for the next five years.

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

In April 2010, the FASB issued ASU No. 2010-17—Revenue Recognition—Milestone Method (Topic 605), which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company’s adoption of the amendments in this update had no impact on its financial position, results of operations or cash flows.

2.	RELATED-PARTY TRANSACTIONS

Operating Leases—The Company leases its facility from a shareholder under an operating lease agreement which expires on December 31, 2010. The monthly base rent is approximately $2,200. Rent expense under this lease agreement amounted to approximately $19,800 and $19,800 for the periods ended September 30, 2010 and 2009, respectively.

3.	OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at September 30, 2010 and December 31, 2009 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2009	$226,760	$226,760

Change for the period	107,416	107,416
Balance at September 30, 2010	$334,176	$334,176

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

Results of Operations

Three Months and Nine Months Ended September 30, 2010 Compared to the Three Months and Nine Months Ended September 30, 2009

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Net sales for the three months ended September 30, 2010 were $44,567 as compared to $598,345 for the three months ended September 30, 2009. This represents a decrease of $553,778 or approximately 92.55% comparing the two periods.  The decrease in net sales is primarily the result of a decrease in demand for end products due to poor economic conditions.

Cost of sales decreased by $354,561 or approximately 93.66%, to $23,999 for the three months ended September 30, 2010 as compared to $378,560 for the three months ended September 30, 2009. The decrease in cost of sales is primarily the result of a decrease in sales volume.

For the three months ended September 30, 2010, selling, general and administrative expenses totaled $169,509. This was a decrease of $94,919 or approximately 35.90% as compared to the same period in 2009. The decrease in selling, general and administrative expenses is primarily the result of a decrease in commission, salary and wages, and professional service fees.

For the three months ended September 30, 2010, income (loss) from operations decreased to ($148,941) as compared to ($44,643) for the three months ended September 30, 2009.  This represents an increased loss of $104,298 comparing the two periods.  The loss from operations for the three months ended September 30, 2010 is primarily the result of a decrease in net sales which partially offset by a decrease in selling, general and administration expenses.

Other income (expenses) was ($52,279) and ($38,723) for the three months ended September 30, 2010 and 2009, respectively.  This was an increased expense of $13,556 or approximately 35%.  The main reason for this increased expense was a decrease in interest income and an increase in loss on foreign currency exchange.

Our net income (loss) was ($201,220) for the three months ended September 30, 2010 compared to net income (loss)  of ($83,366) for the three months ended September 30, 2009. The increases loss for the three months ended September 30, 2010 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $2,053,292 at September 30, 2010 and $1,968,816 at December 31, 2009. Our total current assets were $4,220,697 at September 30, 2010 as compared to $4,410,802 at December 31, 2009. Our total current liabilities were $557,560 at September 30, 2010 as compared to $378,398 at December 31, 2009.

We had working capital at September 30, 2010 of $3,663,137 compared with working capital of $4,032,404 at December 31, 2009. This decrease in working capital was primarily due to a decrease in accounts receivable and an increase in accounts payable which partially offset by an increase in cash and cash equivalents.

During the nine months ended September 30, 2010, net cash provided by operating activities was $88,901. Net cash used in investing activities was $1,512, and net cash provided by financing activities was $0. Net change in cash and cash equivalents was an increase of $84,476.

Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009

Net sales for the nine months ended September 30, 2010 were $811,296 as compared to $1,537,744 for the nine months ended September 30, 2009. This represents a decrease of $726,448 or approximately 47.24% comparing the two periods. The decrease in net sales for the nine months ended September 30, 2010 is primarily the result of a decrease in demand for end products due to poor economic conditions.

Cost of sales decreased by $393,964 or approximately 39.40%, to $605,818 for the nine months ended September 30, 2010 as compared to $999,782 for the nine months ended September 30, 2009.  The decrease in cost of sales is primarily the result of a decrease in sales volume and the increase in purchase costs.

For the nine months ended September 30, 2010, selling, general and administrative expenses totaled $672,542.  This was a decrease of $146,216 or approximately 17.86% as compared to the same period in 2009. The decrease in selling, general and administrative expenses is primarily the result of decreases in commission, salary and wages, and professional service fees.

For the nine months ended September 30, 2010, income (loss) from operations increased to ($467,064) as compared to ($280,796) for the nine months ended September 30, 2009.  This represents an increased loss of $186,268 comparing the two periods. The decrease in income from operations for the nine months ended September 30, 2010 is primarily the result of a decrease in net sales and an increase in cost of sales which was partially offset by a decrease in selling, general and administrative expenses.

Other income (expense) was ($54,768) and ($22,408) for the nine months ended September 30, 2010 and 2009, respectively. This was an increased expense of $32,360.  The main reason for this increased expense was due to a decrease in interest income.

Our net income (loss) was ($521,832) for the nine months ended September 30, 2010 compared to net income (loss) of ($303,204) for the nine months ended September 30, 2009. The decrease in profitability for the nine months ended September 30, 2010 was due to the reasons described above.

Inflation

Our opinion is that inflation has not had a material effect on our operations and is not expected to have any material affect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material affect on our operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

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

3.8	Certificate of Merger filed with the Secretary of State of Delaware (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2008)

3.9	Certificate of Merger filed with Secretary of State of Nevada (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2008)

3.10	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2008)

10.1	Employment Agreement with Pi-Yun Chu (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2008)

10.2	Employment Agreement with Shen-Ren Li (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2008)

10.3	Employment Agreement with Sheng-Peir Yang (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2008)

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

•	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMPHALOS, CORP.

Date: November 5, 2010	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President and Chairman of the Board

Date: November 5, 2010	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting Officer and Director