Form 10-Q/A
period 2010-06-30
OMPHALOS, CORP
filed 2011-02-15
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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
61 Broadway, 32 nd Floor
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

The quarterly report of Omphalos, Corp. (the “Company”), for the fiscal quarter ended June 30, 2010, filed on Form 10-Q with the Securities and Exchange Commission (the “SEC”) on August 9, 2010 (the “Original 10-Q”), is hereby amended to provide revised Section 302 Certifications and revised Section 906 Certifications.  In accordance with Sections 302 and 906, respectively, of the Sarbanes-Oxley Act of 2002, currently dated certifications of our principal executive officer and our principal financial officer are attached to this Form 10-Q/A as Exhibits 31.01, 31.02, 32.01 and 32.02.

Except for the revised certifications, we have not updated the disclosures contained in this Form 10-Q/A to reflect events that have occurred subsequent to the filing date of the Original 10-Q.  Accordingly, this Form 10-Q/A should be read in conjunction with the Original 10-Q and our subsequent filings with the SEC.

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Basis of Consolidation — The consolidated financial statements include the accounts of Omphalos Corp. and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

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

Operating Leases— The Company leases its facility from a shareholder under an operating lease agreement which expires on December 31, 2010. The monthly base rent is approximately $2,200. Rent expense under this lease agreement amounted to approximately $6,600 and $6,600 for the periods ended June 30, 2010 and 2009, respectively.

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

OMPHALOS, CORP.

Date: February 15, 2011	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President and Chairman of the Board

Date: February 15, 2011	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting Officer and Director