Form 10-K
period 2010-12-31
OMPHALOS, CORP
filed 2011-03-29
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2010.

OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 000-32341

OMPHALOS, CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1482082 (I.R.S. Employer Identification No.)

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

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share.

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

The number of shares of registrant’s common stock outstanding, as of March 15, 2011 was 30,063,759.

TABLE OF CONTENTS

PART I
Item 1.	Business	3
Item1A.	Risk Factors	8
Item1B.	Unresolved Staff Comments	12
Item 2.	Properties	12
Item 3.	Legal Proceedings	12
Item 4.	[Removed and Reserved]	12

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item7A.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 8.	Financial Statements and Supplementary Data	17
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	17
Item9A.	Controls and Procedures	17
Item9B.	Other Information	18

PART III
Item10.	Directors, Executive Officers and Corporate Governance	18
Item11.	Executive Compensation	20
Item12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21
Item13.	Certain Relationships and Related Transactions and Director Independence	21

PART IV
Item14.	Principal Accountant Fees and Services	22
Item15.	Exhibits, Financial Statement Schedules	23

SIGNATURES		24
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

On February 5, 2008, Soyodo Group Holdings, Inc. entered into and completed the transactions contemplated under a Share Exchange Agreement (the “Exchange Agreement”) with each of the shareholders (the “Shareholders”) of Omphalos Corp. (B.V.I.), a British Virgin Islands corporation, pursuant to which Soyodo purchased from the Shareholders all issued and outstanding shares of Omphalos Corp. (B.V.I.)’ common stock in consideration for the issuance of an aggregate of 81,996,275 shares of Soyodo common stock (the "Share Exchange"). The Share Exchange resulted in a change in control of Soyodo with the Shareholders owning 81,996,275 shares of common stock of the Company out of a total of 90,191,275 issued and outstanding shares after giving effect to the Share Exchange. Shen-Peir Yang beneficially owned 55,347,485 shares of common stock and was elected a director and appointed as the Company’s President. Chi Pi Yun beneficially owned 2,049,907 shares of common stock and was appointed as the Company’s Chief Financial Officer.  Li Shen-Ren beneficially owned 4,099,814 shares of common stock and was appointed as the Company’s Chief Operating Officer. As a result of the Exchange Agreement, (i) Omphalos Corp. (B.V.I.) became a wholly-owned subsidiary of Soyodo and (ii) the Soyodo succeeded to the business of Omphalos Corp. (B.V.I.) as its sole business.

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

Overview of Business

Omphalos, through its wholly-owned subsidiaries which serve as third-party resellers, supplies a wide range of equipment and parts including refurbished and modified reflow soldering ovens and automated optical inspection machines for printed circuit board (PCB) manufacturers in Taiwan and China. Omphalos also provides after sale services such as maintenance and repairs to its customers and sells parts for the equipment.

A reflow oven is a machine used primarily for reflow soldering of surface mount electronic components to printed circuit boards. Reflow soldering represents the most common means to attach a component to a circuit board, and typically consists of applying solder paste, positioning the components, and reflowing the solder in a specialized oven. The goal of the reflow process is to melt the powder particles in the solder paste, with the surfaces being joined together, and solidify the solder to create a strong metallurgical bond.

The Company serves as third-party reseller, and supplies a wide range of equipment and parts including refurbished and modified reflow soldering ovens and automated optical inspection machines for printed circuit board (PCB) manufacturers in Taiwan and China. The Company also provides after sale services such as maintenance and repairs to its customers and sells parts for the equipment for that purpose.

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

For the year ended December 31, 2010, the Company obtained 78% of the equipment that it sells to its customers from one vendor: Tamura Corporation, a Japanese company.

Marketing

Most of the Omphalos’ business is generated through personal relationships with its major customers. In addition, it may participate in trade shows and occasionally run advertisements in trade journals and newspapers.

Markets and Customers

Omphalos’ customers include a number of major electronic manufacturing companies, including the following:

Name	Location	Percentage Revenues for the Year ended December 31, 2010

Logitech Technology Co., Ltd.	Logitech International is a Swiss public company traded on the SIX Swiss Exchange under the symbol LOGN and on the Nasdaq Global Select Market under the symbol LOGI. In January 2007, Logitech was added to the NASDAQ-100 IndexDriving innovation in PC navigation, Internet communications, digital music, home-entertainment control, gaming and wireless devices.	43%

Eastwind Tsusho Inc.	Taiwan trade company; Aspherical lens design and manufacture and sales. Opitcs parts sales.Opitcs coating design software. SMT process machine sales. Industry gas procreation machine sales.	14%

Quanta Computer	Taiwan based publicly traded company; original design manufacturer of laptop computers.	13%

Eastern Electronics Co., Lte.	Taiwan based publicly traded company. Taiwan-based provider of Engineering Manufacturing Services specializing in high-reliability, complex PCB assembly, Box Build, System assembly.	13%

Jinyong Han Technology Co., Ltd.	Surface mount manufacturing, semi-finished products of the electronics OEM.	11%

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

Intellectual Property

Omphalos has been granted the following patents:

Name	Patent No	Country	Patent Term
Automatically Labeling and Inspecting Apparatus and Method of Use	M277230	Taiwan	expires 1.20.2015
Automatically Marking and Reading/Distinguishing Apparatus and Method of Use	M277229	Taiwan	expires 1.30.2015
Vehicle Camera Apparatus	M345732	Taiwan	expires 3.19.2018
Automatically Marking and Reading/Distinguishing	I287752	Taiwan	expires 1.30.2050
Servo Motor Control Method and Apparatus Using the Same	I325031	Taiwan	expires 4.19.2027

In the future, we expect to expand the number and type of products we are able to provide to our customers. We intend to use our patents and improve or add functions to current products, and plan to use these patents in future products. The issued patents and applications relate to techniques developed by us for automatically labeling and inspecting, automatically marking and reading apparatus.

There can be no guarantee that the patents held by us will not be challenged or invalidated, that patents will be issued for any of our pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength (or issue in the countries where products incorporating our technology may be sold) to provide meaningful protection or any commercial advantage to us. In any event, effective protection of intellectual property rights may be unavailable or be limited in certain countries.

In addition it has the following patents pending:

Name	Number	Country
Automatically Labeling and Inspecting Apparatus and Method of Use	200510052694.4	China
Automatically Marking and Reading/Distinguishing Apparatus and Method of Use	200510052693.X	China
Servo Motor Control Method and Apparatus Using the Same	2007-241297	Japan

Servo Motor Control Method and Apparatus Using the Same	200710107348.0	China
Automatically Labeling and Inspecting Apparatus and Method of Use	11/248,218	U.S.A
Automatically Marking and Reading/Distinguishing Apparatus and Method of Use	11/248,212	U.S.A

Employees

As of March 15, 2011, Omphalos had 18 full-time employees.  None of its employees is represented by a labor union, and Omphalos considers its employee relations to be excellent. Omphalos seeks to use contract workers and anticipates maintaining a small full-time employee base.

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

Our ability to increase our revenue and maintain profitability depends on whether we can successfully expand the supply of merchandise available for sale and attract and retain active professional buyers to purchase the merchandise. Our ability to attract sufficient quantities of suitable merchandise and new buyers will depend on various factors, some of which are out of our control. These factors include our ability to:

•	offer buyers a sufficient supply of merchandise;
•	develop and implement effective sales and marketing strategies;
•	comply with corporate seller requirements affecting marketing and disposition of certain categories of merchandise;
•	efficiently catalogue, handle, store, ship and track merchandise; and
•	achieve high levels of seller and buyer satisfaction with the trading experience.

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

We must effectively manage our resources to meet rapidly changing demand. During periods of decreasing demand for our products, we must be able to appropriately align its cost structure with prevailing market conditions, motivate and retain key employees, and effectively manage its supply chain. During periods of increasing demand, we must have sufficient inventory to meet customer demand; attract, retain and motivate a sufficient number of qualified individuals; and effectively manage its supply chain. If we are not able to timely and appropriately adapt to changes in industry cycles, our business, financial condition or results of operations may be materially and adversely affected.

Omphalos is exposed to risks associated with a highly concentrated customer base in the semiconductor and flat panel display industries.

Our semiconductor and other customer base historically has been, and is becoming even more, highly concentrated. For the year ended December 31, 2010, five customers, each of whom accounted for more than 10% of Omphalos’ total revenues, represented approximately 93% of the its total revenues.   Orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our net sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, we may not be able to replace the business. As our products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us. In addition, certain customers have undergone significant ownership changes, have outsourced manufacturing activities, and/or have entered into strategic alliances or industry consortia that have increased the influence of key semiconductor manufacturers in technology decisions made by their partners, which may result in additional complexities in managing customer relationships and transactions. These factors could have a material, adverse effect on our business, financial condition and results of operations.

Omphalos is highly dependent on one supplier.

For the year ended December 31, 2010, Omphalos obtained 78% of the equipment that it sells to its customers from only one vendor. If either this vendor was to cease supplying us with products for any reason, this would force us to find alternative sources for our products. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

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

RISKS RELATED TO OUR COMMON STOCK

There has been a limited trading market for our common stock.  There is no assurance of an established public trading market, which would adversely affect the ability of investors in our company to sell their securities in the public markets.

It is anticipated that there will continue to be a limited trading market for the Company's common stock, quoted on the Over-the-Counter Bulletin Board. The lack of an active public market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active public market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

You may have difficulty trading and obtaining quotations for our common stock.

The common stock may not be actively traded, and the bid and asked prices for our common stock quoted on the Over-the-Counter Bulletin Board may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

The market price of our common stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we may make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors;
•	our ability to take advantage of new acquisitions, reserve discoveries or other business initiatives;
•	quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	changes in analysts’ estimates affecting our Company, our competitors and/or our industry;
•	changes in the accounting methods used in or otherwise affecting our industry;
•	additions and departures of key personnel;
•	fluctuations in interest rates and the availability of capital in the capital markets; and
•	significant sales of our common stock, including sales by the investors and/or future investors in future offerings we expect to make to raise additional capital.

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

Shares of common stock may be considered a “penny stock” and be subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive offices are located at Unit 2, 15 Fl., 83, Nankan Rd. Sec. 1, Luchu, Taoyuan County, Taiwan and No.1371-1, Sec. 3, Fuguo Rd., Lujhu Township, Taoyuan County 338, Taiwan.

Omphalos does not own any real property. The Company leases an office and a warehouse from the wife of our sole director, Mr. Yang. The office maintains office administration and sales facilities and the warehouse maintains inventory. The location of the office and warehouse are Unit 2, 15 Fl., 83, Nankan Rd. Sec. 1, Luchu, Taoyuan County, Taiwan and No.1371-1, Sec. 3, Fuguo Rd., Lujhu Township, Taoyuan County 338, Taiwan. The office space is approximately 3,700 square feet and the warehouse space is approximately 4,034 square feet.

Generally, Omphalos maintains short-term leases for its office and warehouse, with options to renew, where possible. The terms of the lease for office and warehouse are both from January 1, 2009 to December 31, 2010 and have been extended to January 31, 2012. The Company paid a monthly rent of approximately $1,775 and $2,200 for the periods ended December 31, 2010 and 2009, respectively. Accordingly, rent expense under the office and warehouse lease agreements amounted to approximately $21,300 and $26,400 for the periods ended December 31, 2010 and 2009, respectively. The monthly rent payment for 2011 is approximately $21,300.

Item 3.  Legal Proceedings.

None.

Item 4.  [Removed and Reserved.]

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCBB under the trading symbol "OMPS.OB."
The following table sets forth, for the period indicated, the range of the high and low sales prices of our common stock, as reported by the OTCBB.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

On February 23, 2011 we received notice of FINRA’s determination of our ineligibility for continued quotation of our shares on the OTCBB due to quoting inactivity under SEC Rule 15c2-11. Consequently, our stock will be quoted in the future on the OTC Pink tier of the OTC market.

Year Ended December 31,		First	Second		Third		Fourth
2010	High	$0.51		$0.25		$0.15	$	*
	Low	$0.005		$0.25		$0.12	$	*

2009	High	$0.50	$	*	$	*	$	*
	Low	$0.15	$	*	$	*	$	*

2008	High	$0.55		$1.50		$1.50		$0.70
	Low	$0.10		$1.25		$0.60		$0.52

*no public trading volume

There were approximately 72 holders of record of our common stock as of March 15, 2011.

Although we have paid dividends on our common stock in 2008 totaling $175,260, or approximately $0.00583 per share), we paid no dividends on our common stock in 2009 and 2010.  We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

Recent Transaction Involving Unregistered Securities

None

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

 Overview

The Company, through Omphalos Corp. - Taiwan, is in the business of supplying a wide range of equipment and parts including reflow soldering ovens and Automated Optical Inspection (AOI) machines to printed circuit board (PCB) manufacturers in Taiwan and China. The clients are mainly Taiwanese electronics manufacturing companies, including Quanta Computer Inc., Universal Scientific Industrial Co., ASUS, Gigabyte, and Advantech in Taiwan, and QSMC, etc. in China.

The major equipment manufacturers Omphalos represents are SAYAKA, SAKI, and TAMURA, all of which have complete technical supports licensed from the original manufacturers.

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

Inventory - Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $535,525 and $491,126 at December 31, 2010 and 2009, respectively.

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

Recently Issued Accounting Pronouncements — In July 2010, the FASB issued accounting standard update (“ASU”) 2010-20, “Receivables — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about certain financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this standard did not have a significant impact on our financial statements or disclosures.

Results of Operations

The following table presents the consolidated results of the Company for the years ended December 31, 2010 and 2009.

Net Sales. Net sales for the year ended December 31, 2010 were $929,917 compared to $1,931,751 for the year ended December 31, 2009, a decrease of $1,001,834.  Sales of reflow soldering ovens and automated optical inspection (AOI) machines sales to printed circuit board (PCB) manufacturers decreased $722,410 compared to 2009, primarily a result of a 50% decrease in reflow soldering ovens and AOI unit shipments. The decrease in reflow soldering ovens and automated optical inspection machines unit shipment in 2010 was primarily due to lower demand for consumer electronic products, lower consumer electronic product productions as the general economic downturn. Our average selling price for reflow soldering ovens and AOI remain unchanged in 2010 compared to 2009. Net sales from our service and parts sales were $208,519 in 2010 and $673,367 in 2009.

Cost of Sales; Gross Margin. Cost of sales for the year ended December 31, 2010 was $691,267 or 74.3% of net sales, as compared to $1,496,265 or 77.5% of net sales, for the year ended December 31, 2009. Gross profit for 2010 was $238,650, compared to $435,486 for 2009, a decrease of $196,836. Gross profit as a percent of net sales was 25.7% in 2010, compared to 22.5% in 2009. The change in gross profit percentage was not significant.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the one year ended December 31, 2010 were $870,686 or 93.6% of net sales, as compared to $1,127,150 or 58.3% of net sales, for the one year ended December 31, 2009. The decrease in selling, general and administrative expenses was primarily due to decreases in payroll, traveling cost and professional service.

Loss from Operations. Loss from operations for the year ended December 31, 2010 was $(632,036) as compared to $(691,664) for the year ended December 31, 2009. The decrease in loss from operations for the year ended December 31, 2010 compared with loss from operations for 2009 resulted primarily from a decrease in operating expenses which is partially offset by a decrease in net sales.

Other Income (expenses). Other income (expenses) for the year ended December 31, 2010 was $(170,136) as compared to $(49,182) for the year ended December 31, 2009. This change was primarily attributable to a decrease in interest income and the increase in foreign currency exchange loss.

Net loss for the year ended December 31, 2010 was $(802,172) as compared to $(740,846) for the year ended December 31, 2009. The increase in net loss was due to the reasons described above.
Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, and cash flow from operations. Our cash and cash equivalent increased from $1,968,816 at December 31, 2009, to $2,005,838 at December 31, 2010.

Net cash flow provided by operating activities was $22,333 in fiscal 2010 as compared to net cash flow used in operating activities of $(2,653,251) in fiscal 2009, an increase of $_2,675,584. Net cash flow used in operating activities in fiscal 2010 was mainly due to our net loss of $(802,172), a decrease in accounts receivable of $491,461, a decrease in inventory of $128,464, an increase in prepaid expenses and other assets of $57,629, and an increase in accounts payable and accrued expenses of $89,985. Net cash flow used in operating activities in fiscal 2009 was mainly due to our net loss of $(740,846), a decrease in accounts receivable of $195,713, an increase in inventory of $602,877, an increase in prepaid expenses and other assets of $346,245, and a decrease in accounts payable and accrued expenses of $1,437,986.

Net cash flow used in investing activities was $1,265 for 2010, and $0 for 2009. For 2010, the cash flow used in investing activity was for the patent registration.

Net cash flow provided by financing activities was $0 for 2010, and $200,601 for 2009. We received proceeds from related parties at the amount of $200,601 in the year 2009.

In light of the significant decreases in our net sales over the past fiscal year and current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our debt obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, working capital, and cash generated from operations, will be sufficient to meet our forecasted operating expenses and capital expenditures through 2011.

Capital Expenditure

Total capital expenditures during the year ended December 31, 2010 was $0.

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

As of December 31, 2010 and December 31, 2009 the exchange rates between the NTD and the USD ($) were NTD1=$0.03420 and NTD1=$0.03102, respectively. The weighted-average rates of exchange between NTD and USD were NTD1=$0.03170 and NTD1=$0.03031 for the years ended December 31, 2010 and December 31, 2009, respectively. Total translation adjustment recognized as of December 31, 2010 and December 31, 2009 is $588,359 and $226,760, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2010.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.  Controls and Procedures.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010, based on those criteria.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Sheng-Peir Yang	54	President, CEO and Director
Chu Pi Yun	40	Chief Financial Officer

Shen-Peir Yang, President, Chief Executive Officer and Director

Mr. Yang is the Company’s sole director.  He has been President and Chief Executive Officer of Omphalos since 1991. He holds a degree in Mechanical Engineering from National Taipei University of Technology. Having run the Company’s business for almost 20 years, he is very well-qualified, having extensive knowledge of the performance of our business in a variety of economic cycles, to effectively manage our operations during these challenging economic times.

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

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

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

Section 16 Compliance

The Company is not aware of any securities transaction during the fiscal year ended December 31, 2010, or subsequent thereto what would require a filing pursuant to Section 16 of the Exchange Act of 1934, as amended.

Audit Committee Financial Expert
Our current director acts as our audit committee. The current director was elected President in connection with the Reverse Merger and is not independent.  By virtue of his education, business experience and specific experience with the financial reports for the company, Mr. Sheng-Peir Yang satisfies the requirements for service as an audit committee financial expert, except for his position as the Company’s Present, which disqualifies him as an “independent” director, as the term is used in Item 407 of Regulation S-K. An informal search is under way to identify a suitable candidate for service on the Board of Directors as an independent director who would be qualified as an audit committee financial expert.

Audit Committee

We have not yet appointed an audit committee, and our director currently acts as our audit committee. At the present time, we believe that the director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and intends to add additional directors to the Board of Directors and appoint an audit committee comprised entirely of independent directors, including at least one financial expert.

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

Code of Ethics

We have not as yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as we have had only to executive officers and we have not been able to establish a process for auditing compliance or reporting noncompliance. We plan to adopt a code of ethics as independent directors are added to the Board of Directors and additional executive officers are engaged by the Company, when it will be in a better position to implement a process for assuring continued compliance with such Code of Ethics, at which time, it will be available in print to any person who requests it and on our website, when our website is completed.  Any amendments and waivers to the code will also be available in print and on our website.

Item 11.  Executive Compensation.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan ($)	Non- qualified Deferred Compen- sation Earnings ($)	All other compen- sation ($)	Total ($)
	2010	$63,210							$63,210
Sheng-Peir Yang	2009	$64,750	—	—	—	—	—	—	$64,750
CEO and President	2008	$70,485	—	—	—	—	—	—	$70,485

	2010	$21,107							$21,107
Pi-Yun Chu	2009	$20,505	—	—	—	—	—	—	$20,505
CFO	2008	$26,289	—	—	—	—	—	—	$26,289

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

Outstanding Equity Awards at Fiscal Year-End

As of our fiscal years ended December 31, 2010 and 2009, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal years ended December 31, 2010 and 2009. No equity awards were granted during the year ended December 31, 2008.

COMPENSATION OF DIRECTORS

Our Director did not receive compensation for services as a director. Our director did not receive any reimbursement for travel or other expenses incurred in connection with attending meetings of the board and its committees, if any.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of common stock beneficially owned as of March 15, 2011 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o Omphalos, Corp.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Sheng-Peir Yang	18,449,162	61.3%

Chu Pi Yun	683,302	2.3%

All officers and directors as a group (5 persons)	19,132,464	63.6%
 * Denotes less than 1%

Beneficial ownership percentages gives effect to the completion of the Share Exchange, and are calculated based on shares of common stock issued and outstanding and is based on a total of 30,063,759 shares of common stock that were issued and outstanding as of March 15, 2011. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2011. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Our sole director, Mr. Yang, is a named executive officer of the Company and, accordingly, is not “independent” for purposes of any securities market requirements.

In 2008, Mr. Yang received loans from the Company totaling $201,132.  This amount was repaid in 2009.

Omphalos does not own any real property. The Company leases an office and a warehouse from the wife of our sole director, Mr. Yang. The annual rent of NT672,000 (NT$56,000 monthly), is approximately $21,300US.

Item 14.  Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

	Year Ended December 31, 2010	Year Ended December 31, 2009

Audit Fees	$31,000	$31,000
Audit-Related Fees
Tax Fees
All Other Fees	-
	$31,000	$31,000

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and the full Board of Directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our full Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2010, is compatible with maintaining the auditor’s independence.

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
2.1
Share Exchange Agreement dated February 5, 2008, between the Company and the parties set forth on the signature page thereof, incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2008.

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

3.4	By-Laws of the Company (incorporated by reference to the ProxyStatement).
3.5	Amended and Restated Certificate of Incorporation of the Company Incorporated by reference to the information statement on Schedule 14c filed with the SEC on March 15, 2005).
3.6	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to the information statement on Schedule 14C filed with SEC on August 26, 2005).
3.7	Amended and Restated By-Laws of Omphalos, Corp., incorporated by reference to Exhibit 3.7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009.
10.1	Employment Agreement with Pi-Yun Chu, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K/A, filed with the SEC on , 2008.
10.2	Employment Agreement with Shen-Ren Li, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K/A, filed with the SEC on February 20, 2008.
10.3	Employment Agreement with Sheng-Peir Yang, , incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K/A, filed with the SEC on February 20, 2008.
10.4	Purchase and Sale Agreement with Tamura Corporaation. ++
10.5	Lease Agreement for property.++
21	List of Subsidiaries. ++
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act++
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act++

++filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omphalos, Corp.

Dated: March 23, 2011	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Sheng-Peir Yang	Chief Executive Officer and Director	March 23, 2011
Sheng-Peir Yang

/s/ Chu Pi Yun	Chief Financial Officer (principal financial and accounting officer)	March 23, 2011
Chu Pi Yun

OMPHALOS, CORP.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2010 AND 2009 AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements
Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6- F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Omphalos Corp.

We have audited the accompanying consolidated balance sheets of Omphalos, Corp. and its subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial positions of Omphalos, Corp. as of December 31, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

KCCW Accountancy Corp.

Diamond Bar, California
March 20, 2011

OMPHALOS, CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$2,005,838	$1,968,816
Accounts receivable, net	47,639	524,128
Inventory, net	1,593,256	1,565,424
Prepaid and other current assets	500,007	352,434
Total current assets	4,146,740	4,410,802

Leasehold Improvements and Equipment, net	4,856	7,476

Intangible assets, net	41,636	37,326
Deposits	25,415	67,740

Total Assets	$4,218,647	$4,523,344

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$384,740	$309,174
Accrued salaries and bonus	31,966	34,350
Accrued expenses	97,568	34,874
Total current liabilities	514,274	378,398

Shareholders’ Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of December 31, 2010 and December 31, 2009	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	588,359	226,760
Retained earnings	3,065,484	3,867,656
Total shareholders' equity	3,704,373	4,144,946

Total Liabilities and Shareholders' Equity	$4,218,647	$4,523,344

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Revenues:
Sales of goods, net	$929,917	$1,931,751
Total revenues	929,917	1,931,751

Operating costs and expenses:
Cost of sales	691,267	1,496,265
Selling, general and administrative expenses	870,686	1,127,150

Loss from operations	(632,036)	(691,664)

Other income (expenses)
Interest income	3,647	40,577
loss on foreign currency exchange	(173,783)	(90,550)
Miscellaneous income	-	791
Total other income (expenses)	(170,136)	(49,182)

Loss before provision for income taxes	(802,172)	(740,846)

Provision for income taxes	-	-

Net loss	$(802,172)	$(740,846)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759

Net loss per share:
Basic and diluted	$(0.03)	$(0.02)

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earning	Income	Total

Balance at December 31, 2008	30,063,759	$3,007	$47,523	$4,608,502	$161,930	$4,820,962
Translation adjustment	-	-	-	-	64,830	64,830
Net loss	-	-	-	(740,846)	-	(740,846)
Balance at December 31, 2009	30,063,759	$3,007	$47,523	$3,867,656	$226,760	$4,144,946
Translation adjustment	-	-	-	-	361,599	361,599
Net loss	-	-	-	(802,172)	-	(802,172)
Balance at December 31, 2010	30,063,759	$3,007	$47,523	$3,065,484	$588,359	$3,704,373

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash flows from operating activities
Net loss	$(802,172)	$(740,846)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	3,955	5,197
Allowance for inventory value decline	(5,514)	183,243
Foreign currency exchange loss	173,783	90,550
Changes in assets and liabilities:
Decrease in accounts receivable	491,461	195,713
Decrease (Increase) in inventory	128,464	(602,877)
(Increase) in prepaid and other assets	(57,629)	(346,245)
Increase (Decrease) in accounts payable	40,664	(1,411,254)
Increase (Decrease) in accrued expenses	49,321	(26,732)
Net cash provided by (used in) operating activities	22,333	(2,653,251)

Cash flows from investing activities
Payments of patent registration	(1,265)	-
Net cash used in investing activities	(1,265)	-

Cash flows from financing activities
Repayments of loans to shareholders	-	200,601
Net cash provided by financing activities	-	200,601

Effect of exchange rate changes on cash and cash equivalents	15,954	(73,497)

Net increase (decrease) in cash and cash equivalents	37,022	(2,526,147)

Cash and cash equivalents
Beginning	1,968,816	4,494,963
Ending	$2,005,838	$1,968,816

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$-	$-
Income tax	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $535,525 and $491,126 at December 31, 2010 and 2009, respectively.

Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation.  Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Automobile	5 years
Furniture and fixtures	3 years
Machinery and equipment	3 to 5 years
Leasehold improvements	55 years

Property and Equipment (Continued)— Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized.  Expenditures for repairs and maintenance are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statement of income for the period.

Revenue Recognition — The Company derives revenues from the sale of equipments and parts to customers.  The Company’s standard shipping term is Free on Board (FOB) shipping point. The Company recognizes revenue upon shipment for the sales under the term FOB shipping point.  For the sales under other shipping term arrangements, such as FOB destination, the Company recognizes revenue when title passes to and the risks and rewards of ownership have transferred to the customer based on the terms of the sales. Usually no returns, discounts or other allowances are provided to customers. Shipping and handling charges to customers are included in net sales. Shipping and handling charges incurred by the Company are included in cost of good sold.

Research and Development Expenses — Research and development costs are generally expensed as incurred.

Advertising  Expense — Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2010 and 2009 totaled approximately $0 and $1,548, respectively.

Income Taxes — The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

Stock Based Compensation — The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at December 31, 2010 and 2009.

Loss Per Share — The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the years ended December 31, 2010 and 2009, the Company did not have any common equivalent shares.

Impairment of Long-Lived Assets — The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist.

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

Customers: The Company sells equipments and parts to printed circuit board (PCB) manufacturers in Taiwan and China. The Company performs ongoing credit evaluations of its customers’ financial condition and generally, requires no collateral. For the year ended December 31, 2009, two customers, each of who accounted for more than 10% of the Company’s total revenues, represented approximately 81% of its total revenues, and 54% of accounts receivable in aggregate at December 31, 2009. For the year ended December 31, 2010, five customers, each of who accounted for more than 10% of the Company’s total revenues, represented approximately 93% of its total revenues, and 80% of accounts receivable in aggregate at December 31, 2010.

	Sales for the year		A/R balance as of
Customer	2010	2009	12/31/10	12/31/09

A	$395,115	$1,014,619	$-	$181,443

B	$126,590	$558,847	$7,802	$104,833

C	$121,264		$24,151

D	$117,975		$-

E	$101,280		$5,844

Suppliers: For the year ended December 31, 2010, 78% of the Company’s inventory is purchased from one vendor. Management believes other vendors could supply similar products, but their terms may not be as favorable as currently being offered by this vendor. A change in suppliers, however, could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

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

Translation Adjustment — The accounts of the Company was maintained, and its financial statements were expressed, in New Taiwan Dollar (“NTD”). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, "Foreign Currency Matters", with the NTD as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at an average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income as a component of shareholders’ equity.

Statement of Cash Flows — Cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

Recently Issued Accounting Pronouncements —In July 2010, the FASB issued accounting standard update (“ASU”) 2010-20, “Receivables — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about certain financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this standard did not have a significant impact on our financial statements or disclosures.

NOTE 2.  PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment for the years ended December 31:
	2010	2009
Machinery and equipment	$69,800	$63,310

Leasehold improvements	3,967	3,598

	73,767	66,908

Less: accumulated depreciation	(68,911)	(59,432)

Property and equipment, net	$4,856	$7,476

NOTE 3.  OTHER INTANGIBLE ASSETS

The following reconciliation of other intangible assets is as follows:

	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets:

Patents	$45,548	$3,912

Amortization of intangible assets was $816 and $711 for the year ended December 31, 2010 and 2009, respectively.  Estimated annual amortization expense for the next five years is $816.

NOTE 4.  INCOME TAXES

Income before income taxes for the years ended December 31, 2010 and 2009 includes the results of operations of Taiwan and British Virgin Islands. Omphalos Corp. (B.V.I.) and All Fine Technology Co., Ltd. (B.V.I.) are incorporated in British Virgin Islands and are not required to pay income tax. Omphalos Corp. and All Fine Technology Co., Ltd. are incorporated in Taiwan and are subject to Taiwan tax law. The statutory tax rate under Taiwan tax law is 17%. Omphalos Corp. and All Fine Techonolgy Co., Ltd. incurred losses for the years 2010 and 2009. As a result, no tax liability was incurred. Omphalos Corp.’s losses were qualified for net operating losses carryforward for income tax purposes under Taiwan tax law. The Company believes that it is more likely than not that the net operating loss will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses as of December 31, 2010. The provision for income taxes calculated at the statutory rates in the combined statements of income is as follows for the years ended December 31:
	2010	2009
Current provision:
Computed (provision for) income taxes at statutory rates in BVI	$-	$-
Computed (provision for) income taxes at statutory rates in Taiwan	-	-
Total current provision	-	-

Deferred provision:	-	-
BVI	-	-
Taiwan- Net operating loss carryforward	38,917	37,839
Valuation allowance	(38,917)	(37,839)
Total deferred provision	-	-
Provision for income taxes	$-	$-

NOTE 5.   RELATED-PARTY TRANSACTIONS

Operating Leases—The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2012. The monthly base rent is approximately $1,775. Rent expense under this lease agreement amounted to approximately $21,300 and $26,400 for the years ended December 31, 2010 and 2009, respectively. The Company has future minimum lease obligations of $21,300 and $1,775 for the twelve-month periods ended December 31, 2011 and 2012, respectively.

NOTE 6.  THER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at December 31, 2010 and 2009 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other comprehensive Income
Balance at January 1, 2009	$161,930	$161,930

Change for 2009	64,830	64,830

Balance at December 31, 2009	226,760	226,760

Change for 2010	361,599	361,599

Balance at December 31, 2010	$588,359	$588,359

NOTE 7.  PENSION PLAN

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

Contributions to the pension plan totaled $16,905 and $24,767 for the years ended December 31, 2010 and 2009, respectively.