Form 10-Q
period 2011-03-31
OMPHALOS, CORP
filed 2011-05-11
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER 000-32341

OMPHALOS, CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1482082 (I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of May 2, 2011 was 30,063,759.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

CONTENTS

Page
Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Operations	5

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income	6

Condensed Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8- 10

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$1,394,504	$2,005,838
Accounts receivable, net	231,422	47,639
Inventory, net	1,604,658	1,593,256
Prepaid and other current assets	505,061	500,007
Total current assets	3,735,645	4,146,740

Leasehold Improvements and Equipment, net	27,149	4,856

Intangible assets, net	40,418	41,636
Deposits	976	25,415

Total Assets	$3,804,188	$4,218,647

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$156,760	$384,740
Accrued salaries and bonus	31,203	31,966
Accrued expenses	68,828	97,568
Total current liabilities	256,791	514,274

Shareholders’ Equity
Common stock, $0.0001 par value, 120,000,000 shares
authorized, 30,063,759 shares issued and outstanding
as of March 31, 2011 and December 31, 2010	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	556,629	588,359
Retained earnings	2,940,238	3,065,484
Total shareholders’ equity	3,547,397	3,704,373

Total Liabilities and Shareholders’ Equity	$3,804,188	$4,218,647

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	March 31, 2011	March 31, 2010
Revenues:
Sales of goods, net	$243,215	$467,496

Operating costs and expenses:
Cost of sales	137,638	382,382
Selling, general and administrative expenses	248,281	287,933

Loss from operations	(142,704)	(202,818)

Other income (expenses)
Interest income	250	2,968
Gain (loss) on foreign currency exchange	17,208	(11,778)
Total other income (expense)	17,458	(8,810)

Loss before provision for income taxes	(125,246)	(211,628)

Provision for income taxes	-	-

Net loss	$(125,246)	$(211,628)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759

Not loss per share:
Basic and diluted	$(0.00)	$(0.01)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2011
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earning	Income	Total
Balance at December 31, 2010	30,063,759	$3,007	$47,523	$3,065,484	$588,359	$3,704,373
Translation adjustment	-	-	-	-	(31,730)	(31,730)
Net loss	-	-	-	(125,246)	-	(125,246)
Balance at March 31, 2011	30,063,759	$3,007	$47,523	$2,940,238	$556,629	$3,547,397

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	March 31,	March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(125,246)	$(211,628)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Amortization and depreciation	1,402	1,054
Foreign currency exchange (gains)	(17,208)	11,778
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(185,288)	174,188
Decrease (increase) in inventory	(25,528)	3,467
Decrease (increase) in prepaid and other assets	14,863	33,141
Increase (decrease) in accounts payable	(225,930)	193,285
Increase (decrease) in accrued expenses	(28,535)	4,096
Net cash provided by (used in) operating activities	(591,470)	209,380

Cash flows from investing activities
Patent registration	-	(338)
Purchase of fixed assets	(23,870)	-
Net cash used in investing activities	(23,870)	(338)

Effect of exchange rate changes on cash and cash equivalents	4,006	17,023

Net increase (decrease) in cash and cash equivalents	(611,334)	226,065

Cash and cash equivalents
Beginning	2,005,838	1,968,816
Ending	$1,394,504	$2,194,881

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$-	$-
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

 OMPHALOS, CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $530,828 and $535,525 at March 31, 2011 and December 31, 2010, respectively.

Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $4,052 and $3,912 at March 31, 2011 and December 31, 2010, respectively. Annual amortization expense of such intangible assets is expected to be $560 per year for the next five years.

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

Operating Leases---The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2012. The monthly base rent is approximately $1,775. Rent expense under this lease agreement amounted to approximately $5,325 and $6,600 for the periods ended March 31, 2011 and 2010, respectively.

3.	OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at March 31, 2011 and December 31, 2010 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2010	$588,359	$588,359
Change for the period	(31,730)	(31,730)
Balance at March 31, 2011	$556,629	$556,629

******

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements.   All statements other than statements of historical fact made in report are forward looking.  In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements.  These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words.  No assurances can be given that the future results anticipated by the forward-looking statements will be achieved.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Our actual results may differ significantly from management’s expectations. The potential risks and uncertainties that could cause our actual results to differ materially from those expressed or implied herein are set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Results of Operations

 Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Net sales for the three months ended March 31, 2011 were $243,215 as compared to $467,496 for the three months ended March 31, 2010.  This represents a decrease of $224,281 or approximately 48% comparing the two periods.  The decrease in net sales is primarily the result of decrease in demand for end products due to poor economic conditions.

Cost of sales decreased by $244,744 or approximately 64%, to $137,638 for the three months ended March 31, 2011 as compared to $382,382 for the three months ended March 31, 2010. Gross profit for the three months ended March 31, 2011 was $105,577, compared to $85,114 for the same period in 2010. Gross profit as a percentage of net sales was $43% in the first quarter of 2011, compared to 18% in the same period in 2010. The higher gross profit rate in the first quarter of 2011 was primarily due to the increase in sales of new models and parts.

For the three months ended March 31, 2011, selling, general and administrative expenses totaled $248,281. This was a decrease of $39,652 or approximately 14% as compared to the same period in 2010. The decrease in selling, general and administrative expenses is primarily the result of the decrease in commission, insurance, salary and travel and entertainment expenses.

For the three months ended March 31, 2011, loss from operations decreased to $(142,704) as compared to $(202,818)  for the three months ended March 31, 2010.  This represents a decreased loss of $60,114 or approximately 30% comparing the two periods.  The reduction of loss from operations for the three months ended March 31, 2011 is primarily the result of a decrease in operating costs and expenses due to reduced sales volume.

Other income (expenses) was $17,458 and $(8,810) for the three months ended March 31, 2011 and 2010, respectively.  This represents increased income of $26,268 or an increase of approximately 300%.  The main reason for this increased income was a gain on foreign currency exchange of $17,208, as compared to gain (loss) of $(11,778) for the prior year period.

Our net loss was $(125,246) for the three months ended March 31, 2011 compared to a net loss of $(211,628) for the three months ended March 31, 2010. The decreased loss for the three months ended March 31, 2011 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $1,394,504 at March 31, 2011 and $2,005,838 at December 31, 2010. Our total current assets were $3735,645 at March 31, 2011 as compared to $4,146,740 at December 31, 2010. Our total current liabilities were $256,791 at March 31, 2011 as compared to $514,274 at December 31, 2010.

We had working capital at March 31, 2011 of $3,478,854 compared with working capital of $3,632,466 at December 31, 2010. This decrease in working capital was primarily due to a decrease in cash and cash equivalents and accounts payable and an increase in accounts receivable.

During the three months ended March 31, 2011, net cash used in operating activities was $591,470. Net cash flow used in operating activities was mainly due to our net loss of $(125,246), an increase in accounts receivable of $185,288, an increase in inventory of $25,528, a decrease in accounts payable of $225,930, and a decrease in accrued expenses of $28,535.

Net cash used in investing activities was $23,870, which was primarily due to the purchase of fixed assets.

Net change in cash and cash equivalents was a decrease of $611,334 during the three months ended March 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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
2.1
Share Exchange Agreement dated February 5, 2008, between the Company and the parties set forth on the signature page thereof. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on February 11, 2008)

2.2	Agreement and Plan of Merger (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2008)

3.1
Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to the
Company’s proxy statement on Schedule 14A filed with the Commission on March 5, 2003 (the “Proxy Statement”)

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

3.8	Certificate of Merger filed with the Secretary of State of Delaware (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2008)

3.9	Certificate of Merger filed with Secretary of State of Nevada (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2008)

3.10	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2008)

10.1	Employment Agreement with Pi-Yun Chu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 20, 2008)

10.2	Employment Agreement with Shen-Ren Li (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 20, 2008)

10.3	Employment Agreement with Sheng-Peir Yang (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 20, 2008)

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMPHALOS, CORP.

Date: May 10, 2011	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: May 10, 2011	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting
Officer and Director