Form 10-Q
period 2011-06-30
OMPHALOS, CORP
filed 2011-08-08
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________TO __________

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

Copies to:
Marc Ross, Esq.
Andrew Smith, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, New York 10006
Phone: (212) 930-9700
Fax: (212) 930-9725

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ x ]    No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ]    No[ x ]

The number of shares of registrant’s common stock outstanding, as of August 1, 2011 was 30,063,759.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$1,358,930	$2,005,838
Accounts receivable, net	149,283	47,639
Inventory, net	1,619,189	1,593,256
Prepaid and other current assets	466,559	500,007
Total current assets	3,593,961	4,146,740

Leasehold Improvements and Equipment, net	25,269	4,856

Intangible assets, net	40,992	41,636
Deposits	996	25,415

Total Assets	$3,661,218	$4,218,647

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$178,936	$384,740
Accrued salaries and bonus	31,814	31,966
Accrued expenses	38,882	97,568
Total current liabilities	249,632	514,274

Shareholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of December 31, 2010 and June 30, 2011	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	629,765	588,359
Retained earnings	2,731,291	3,065,484
Total shareholders' equity	3,411,586	3,704,373

Total Liabilities and Shareholders' Equity	$3,661,218	$4,218,647

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Sales of goods, net	$405,639	$766,729	$162,424	$299,233

Operating costs and expenses:
Cost of sales	301,662	581,819	164,024	199,437
Selling, general and administrative expenses	433,372	503,033	185,091	215,100

Loss from operations	(329,395)	(318,123)	(186,691)	(115,304)

Other income (expenses)
Interest income	283	3,166	34	198
Gain (loss) on foreign currency exchange	(5,081)	(5,654)	(22,289)	6,123
Total other income (expense)	(4,798)	(2,488)	(22,255)	6,321

Loss before provision for income taxes	(334,193)	(320,611)	(208,946)	(108,983)

Provision for income taxes	$-	$-	$-	$-

Net loss	$(334,193)	$(320,611)	$(208,946)	$(108,983)

Weighted average number of common shares: Basic and diluted	30,063,759	30,063,759	30,063,759	30,063,759

Net loss per share: Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.00)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2011
(Unaudited)

	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earning	Income	Total

Balance at December 31, 2010	30,063,759	$3,007	$47,523	$3,065,484	$588,359	$3,704,373
Translation adjustment	-	-	-	-	41,406	41,406
Net loss	-	-	-	(334,193)	-	(334,193)
Balance at June 30, 2011	30,063,759	$3,007	$47,523	$2,731,291	$629,765	$3,411,586

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	June 30,	June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(334,193)	$(320,611)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	4,966	2,061
Foreign currency exchange loss	5,081	5,655
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(100,503)	196,722
Decrease (increase) in inventory	(7,256)	61,713
Decrease (increase) in prepaid and other assets	63,642	19,510
Increase (decrease) in accounts payable	(209,088)	143,497
Increase (decrease) in accrued expenses	(60,004)	(22,324)
Net cash provided by (used in) operating activities	(637,355)	86,223

Cash flows from investing activities
Purchase of fixed assets	(24,080)	(624)
Net cash used in investing activities	(24,080)	(624)

Effect of exchange rate changes on cash and cash equivalents	14,527	66,714

Net increase (decrease) in cash and cash equivalents	(646,908)	152,313

Cash and cash equivalents
Beginning	2,005,838	1,968,816
Ending	$1,358,930	$2,121,129

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$-	$-
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $540,505 and $535,525 at June 30, 2011 and December 31, 2010, respectively.

Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $4,397 and $3,912 at June 30, 2011 and December 31, 2010, respectively. Annual amortization expense of such intangible assets is expected to be $930 per year for the next five years.

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

Recently Issued Accounting Pronouncements — In June 2011, the FASB issued ASU Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments to the Codification in this ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. Because this ASU impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments to the Codification in this ASU will provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for the Company beginning on January 1, 2012. Its adoption is not expected to significantly impact the Company’s consolidated financial statements.

2.	RELATED-PARTY TRANSACTIONS

Operating Leases---The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2012. The monthly base rent is approximately $1,900. Rent expense under this lease agreement amounted to approximately $11,558 and $10,540 for the periods ended June 30, 2011 and 2010, respectively.

3.	OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at June 30, 2011 and December 31, 2010 are as follows:

	Foreign Currency	Accumulated Other
	Translation Adjustment	Comprehensive Income
Balance at December 31, 2010	$588,359	$588,359
Change for the period	41,406	41,406
Balance at June 30, 2011	$629,765	$629,765

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

Results of Operations

     Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

     Net sales for the three months ended June 30, 2011 were $162,424 as compared to $299,233 for the three months ended June 30, 2010. This represents a decrease of $136,809 or approximately 45.72% comparing the two periods. The decrease in net sales is primarily the result of a decrease in demand for end products due to poor economic conditions.

     Cost of sales decreased by $35,413 or approximately 17.76%, to $164,024 for the three months ended June 30, 2011 as compared to $199,437 for the three months ended June 30, 2010. Gross profit for the three months ended June 30, 2011 was ($1,600), compared to $99,796 for the same period in 2010. Gross profit (loss) as a percentage of net sales was (1%) in the second quarter of 2011, compared to 33% in the same period in 2010. The lower gross profit rate in the second quarter of 2011 was primarily due to the in sales of old models at discounted prices.

     For the three months ended June 30, 2011, selling, general and administrative expenses totaled $185,091. This was a decrease of $30,009 or approximately 13.95% as compared to $215,100 for the same period in 2010. The decrease in selling, general and administrative expenses is primarily the result of the decrease in commission, professional fees, rent, salary and travel expenses.

     For the three months ended June 30, 2011, income (loss) from operations increased to ($186,691) as compared to ($115,304) for the three months ended June 30, 2010. This represents an increased loss of $71,386 or approximately 61.91% comparing the two periods. The increase of loss from operations for the three months ended June 30, 2011 is primarily the result of reduced sales volume and lower gross margin, which is partially offset by the reduced operating expenses.

     Other income (expenses) was ($22,255) and $6,321 for the three months ended June 30, 2011 and 2010, respectively. This represents decreased income of $28,576 or a decrease of approximately 452%. The main reason for this decreased income was a gain (loss) on foreign currency exchange of ($22,289), as compared to gain (loss) of $6,123 for the prior year period.

     Our net income (loss) was ($208,946) for the three months ended June 30, 2011 compared to net income (loss) of ($108,983) for the three months ended June 30, 2010. The increased loss for the three months ended June 30, 2011 was due to the reasons described above.

Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010

     Net sales for the six months ended June 30, 2011 were $405,639 as compared to $766,729 for the six months ended June 30, 2010. This represents a decrease of $361,090 or approximately 47.1% comparing the two periods. The decrease in net sales is primarily the result of a decrease in demand for end products due to poor economic conditions.

     Cost of sales decreased by $280,157 or approximately 48.15%, to $301,662 for the six months ended June 30, 2011 as compared to $581,819 for the six months ended June 30, 2010. Gross profit for the six months ended June 30, 2011 was $103,977, compared to $184,910 for the same period in 2010. Gross profit as a percentage of net sales was 25.63% in the second quarter of 2011, compared to 24.11% in the same period in 2010. The slightly higher gross profit rate in the second quarter of 2011 was primarily due to the increase in sales of new models and parts which is partially offset by the discounted sales of old models.

     For the six months ended June 30, 2011, selling, general and administrative expenses totaled $433,372. This was a decrease of $69,661 or approximately 13.85% as compared to $503,033 the same period in 2010. The decrease in selling, general and administrative expenses is primarily the result of the decrease in commission, professional fees, rent, salary and travel expenses.

     For the six months ended June 30, 2011, loss from operations increased to ($329,395) as compared to ($318,123) for the six months ended June 30, 2010. This represents an increased loss of $11,272 or approximately 3.5% comparing the two periods. The increase of loss from operations for the six months ended June 30, 2011 is primarily the result of reduced sales volume.

     Other income (expenses) was ($4,798) and ($2,488) for the six months ended June 30, 2011 and 2010, respectively. This represents decreased income of $2,310 or a decrease of approximately 92.85% . The main reason for this decreased income was a decrease in interest income to $283, as compared to interest income of $3,166 for the prior year period.

     Our net income (loss) was ($334,193) for the six months ended June 30, 2011 compared to net income (loss) of ($320,611) for the six months ended June 30, 2010. The increased loss for the six months ended June 30, 2011 was due to the reasons described above.

Liquidity and Capital Resources

     Cash and cash equivalents were $1,358,930 at June 30, 2011 and $2,005,838 at December 31, 2010. Our total current assets were $3,593,961 at June 30, 2011 as compared to $4,146,740 at December 31, 2010. Our total current liabilities were $249,632 at June 30, 2011 as compared to $514,274 at December 31, 2010.

     We had working capital at June 30, 2011 of $3,344,329 compared with working capital of $3,632,466 at December 31, 2010. This decrease in working capital was primarily due to a decrease in cash and cash equivalents and accounts payable and accrued expenses and an increase in accounts receivable.

     During the six months ended June 30, 2011, net cash used in operating activities was $637,355. Increased net cash used in operating activities was mainly due to our net loss of ($334,193), an increase in accounts receivable of approximately $100,000, an increase in inventory of approximately $7,000, a decrease in prepaid and other asset of approximately $64,000, a decrease in accounts payable of approximately $209,000, and a decrease in accrued expenses of approximately $60,000.

     Net cash used in investing activities for the six months ended June 30, 2011 was ($24,080), which was primarily due to the purchase of fixed assets in the prior quarter.

     Net change in cash and cash equivalents was a decrease of $646,908 during the six months ended June 30, 2011.

Inflation

     Our opinion is that inflation has not had a material effect on our operations and is not expected to have any material effect on our operations.

Climate Change

     Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     N/A.

Item 4. Controls and Procedures.

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

* Filed herewith.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMPHALOS, CORP.

Date: August 8, 2011	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: August 8, 2011	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting
Officer and Director