Form 10-Q
period 2011-11-14
OMPHALOS, CORP
filed 2011-11-14
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

_________________________________________________________
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
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The number of shares of registrant’s common stock outstanding, as of November 1, 2011 was 30,063,759.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$962,697	$2,005,838
Accounts receivable, net	139,879	47,639
Inventory, net	1,529,934	1,593,256
Prepaid and other current assets	465,380	500,007
Total current assets	3,097,890	4,146,740

Leasehold Improvements and Equipment, net	21,573	4,856

Intangible assets, net	39,381	41,636
Deposits	942	25,415

Total Assets	$3,159,786	$4,218,647

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$22,945	$384,740
Accrued salaries and bonus	31,598	31,966
Accrued expenses	48,263	97,568
Total current liabilities	102,806	514,274

Shareholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of December 31, 2010 and September 30, 2011	3,007	3,007
Additional paid-in capital	47,523	47,523
Accumulated other comprehensive income	449,666	588,359
Retained earnings	2,556,784	3,065,484
Total shareholders' equity	3,056,980	3,704,373

Total Liabilities and Shareholders' Equity	$3,159,786	$4,218,647

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Sales of goods, net	$435,004	$811,296	$29,365	$44,567

Operating costs and expenses:
Cost of sales	324,430	605,818	22,768	23,999
Selling, general and administrative expenses	668,084	672,542	234,712	169,509

Loss from operations	(557,510)	(467,064)	(228,115)	(148,941)

Other income (expenses)
Interest income	2,362	3,836	2,079	670
Gain (loss) on foreign currency exchange	46,448	(58,604)	51,529	(52,949)
Total other income (expense)	48,810	(54,768)	53,608	(52,279)

Loss before provision for income taxes	(508,700)	(521,832)	(174,507)	(201,220)

Provision for income taxes	$-	$-	$-	$-

Net loss	$(508,700)	$(521,832)	$(174,507)	$(201,220)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759	30,063,759	30,063,759

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)	$(0.01)	$(0.01)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	September 30,	September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(508,700)	$(521,832)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	6,944	3,064
Foreign currency exchange loss	(46,448)	58,604
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(98,945)	341,313
Decrease (increase) in inventory	(6,879)	68,574
Decrease (increase) in prepaid and other assets	37,821	(26,571)
Increase (decrease) in accounts payable	(361,797)	178,962
Increase (decrease) in accrued expenses	(46,145)	(13,213)
Net cash provided by (used in) operating activities	(1,024,149)	88,901

Cash flows from investing activities
Patent registration	(244)	(1,512)
Purchase of fixed assets	(24,010)	-
Net cash used in investing activities	(24,254)	(1,512)

Effect of exchange rate changes on cash and cash equivalents	5,262	(2,913)

Net increase (decrease) in cash and cash equivalents	(1,043,141)	84,476

Cash and cash equivalents
Beginning	2,005,838	1,968,816
Ending	$962,697	$2,053,292

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$-	$-
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $510,364 and $535,525 at September 30, 2011 and December 31, 2010, respectively.

Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $4,376 and $3,912 at September 31, 2011 and December 31, 2010, respectively. Annual amortization expense of such intangible assets is expected to be $930 per year for the next five years.

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

Operating Leases---The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2012. The monthly base rent is approximately $1,900. Rent expense under this lease agreement amounted to approximately $17,287 and $19,800 for the periods ended September 30, 2011 and 2010, respectively.

3.	OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at September 30, 2011 and December 31, 2010 are as follows:

	Foreign Currency	Accumulated Other
	Translation Adjustment	Comprehensive Income
Balance at December 31, 2010	$588,359	$588,359
Change for the period	(138,693)	(138,693)
Balance at September 30, 2011	$449,666	$449,666

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

Results of Operations

          Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

          Net sales for the three months ended September 30, 2011 were $29,365 as compared to $44,567 for the three months ended September 30, 2010. This represents a decrease of $15,202 or approximately 34.11% comparing the two periods. The decrease in net sales is primarily the result of a decrease in demand for end products due to poor economic conditions.

          Cost of sales decreased by $1,231 or approximately 5.13%, to $22,768 for the three months ended September 30, 2011 as compared to $23,999 for the three months ended September 30, 2010. Gross profit for the three months ended September 30, 2011 was $6,597, compared to $20,568 for the same period in 2010. Gross profit (loss) as a percentage of net sales was 22% in the third quarter of 2011, compared to 46% in the same period in 2010. The lower gross profit rate in the third quarter of 2011 was primarily due to the in sales of old models at discounted prices.

          For the three months ended September 30, 2011, selling, general and administrative expenses totaled $234,712. This was an increase of $65,203 or approximately 38.47% as compared to $169,509 for the same period in 2010. The increase in selling, general and administrative expenses is primarily the result of the increase in professional fees, rent, salary and travel expenses.

          For the three months ended September 30, 2011, income (loss) from operations increased to ($228,115) as compared to ($148,941) for the three months ended September 30, 2010. This represents an increased loss of $79,174 or approximately 53.16% comparing the two periods. The increase of loss from operations for the three months ended September 30, 2011 is primarily the result of reduced sales volume, lower gross margin and increased operating expenses.

          Other income (expenses) was $53,608 and ($52,279) for the three months ended September 30, 2011 and 2010, respectively. This represents increased income of $105,887 or an increase of approximately 202.52%% . The main reason for this increased income was a gain (loss) on foreign currency exchange of $51,529, as compared to gain (loss) of ($58,604) for the prior year period.

          Our net income (loss) was ($174,507) for the three months ended September 30, 2011 compared to net income (loss) of ($201,220) for the three months ended September 30, 2010. The decreased loss for the three months ended September 30, 2011 was due to the reasons described above.

Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010

          Net sales for the nine months ended September 30, 2011 were $435,004 as compared to $811,296 for the nine months ended September 30, 2010. This represents a decrease of $376,292 or approximately 46.38% comparing the two periods. The decrease in net sales is primarily the result of a decrease in demand for end products due to poor economic conditions.

          Cost of sales decreased by $291,388 or approximately 46.45%, to $324,430 for the nine months ended September 30, 2011 as compared to $605,818 for the nine months ended September 30, 2010. Gross profit for the nine months ended September 30, 2011 was $110,574, compared to $205,478 for the same period in 2010. Gross profit as a percentage of net sales was 25.42% in the third quarter of 2011, compared to 25.33% in the same period in 2010.

          For the nine months ended September 30, 2011, selling, general and administrative expenses totaled $668,084. This was a decrease of $4,458 or less than 1% as compared to $672,542 for the same period in 2010.

          For the nine months ended September 30, 2011, loss from operations increased to ($557,510) as compared to ($467,064) for the nine months ended September 30, 2010. This represents an increased loss of $90,446 or approximately 19.36% comparing the two periods. The increased loss from operations for the nine months ended September 30, 2011 is primarily the result of reduced sales volume.

          Other income (expenses) was $48,810 and ($54,768) for the nine months ended September 30, 2011 and 2010, respectively. This represents increased income of $103,568 or an increase of approximately 189.12% . The main reason for this increased income was an increase in gain on foreign currency exchange of $46,448, as compared to loss on foreign currency exchange of ($58,604) for the prior year period.

          Our net income (loss) was ($508,700) for the nine months ended September 30, 2011 compared to net income (loss) of ($521,832) for the nine months ended September 30, 2010. The increased loss for the nine months ended September 30, 2011 was due to the reasons described above.

Liquidity and Capital Resources

          Cash and cash equivalents were $962,697 at September 30, 2011 and $2,005,838 at December 31, 2010. Our total current assets were $3,097,890 at September 30, 2011 as compared to $4,146,740 at December 31, 2010. Our total current liabilities were $102,806 at September 30, 2011 as compared to $514,274 at December 31, 2010.

          We had working capital at September 30, 2011 of $2,995,084 compared with working capital of $3,632,466 at December 31, 2010. This decrease in working capital was primarily due to a decrease in cash and cash equivalents and accounts payable and accrued expenses and an increase in accounts receivable.

          During the nine months ended September 30, 2011, net cash used in operating activities was $1,024,149. Increased net cash used in operating activities was mainly due to our net loss of $508,700, an increase in accounts receivable of approximately $98,945, an increase in inventory of approximately $6,879, a decrease in prepaid and other asset of approximately $37,821, a decrease in accounts payable of approximately $361,797, and a decrease in accrued expenses of approximately $46,145.

          Net cash used in investing activities for the nine months ended September 30, 2011 was $24,254, which was primarily due to the purchase of fixed assets in the prior quarter.

          Net change in cash and cash equivalents was a decrease of $1,043,142 during the nine months ended September 30, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          N/A.

Item 4. Controls and Procedures.

          As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

Item 1A.Risk Factors.

          The risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2010, filed on March 29, 2011 have not changed except that we disclose a new risk factor related to our securities as follows:

The market price of our common stock may limit its eligibility for clearing house deposit.

          We are advised that if the market price for shares of our common stock is less than $0.10 per share, Depository Trust Company and other securities clearing firms may decline to accept our shares for deposit and refuse to clear trades in our securities. This would materially and adversely affect the marketability and liquidity of our shares and, accordingly may materially and adversely affect the value of an investment in our common stock.

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

3.1

Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to the Company's proxy statement on Schedule 14A filed with the Commission on March 5, 2003 (the "Proxy Statement")

3.2

Agreement and Plan of Merger between Quixit, Inc., a Colorado corporation, and TOP Group Corporation (now TOP Group Holdings, Inc.), a Delaware corporation (incorporated by reference to the Proxy Statement)

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

*filed herewith

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMPHALOS, CORP.

Date: November 14, 2011	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: November 14, 2011	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting
Officer and Director