Form 10-K
period 2011-12-31
OMPHALOS, CORP
filed 2012-03-29
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2011.

OR

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________to __________.

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
Yes [ ] No [x]

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
[ ]Yes [x] No

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
[x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[x]

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
Yes[ ] No[x]

At June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: approximately $1,202,550.

The number of shares of registrant’s common stock outstanding, as of March 15, 2012 was 30,063,759.

	Item10.	Directors, Executive Officers and Corporate Governance
	Item11.	Executive Compensation
	Item12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	Item13.	Certain Relationships and Related Transactions and Director Independence

PART IV
	Item14.	Principal Accountant Fees and Services
	Item15.	Exhibits, Financial Statement Schedules

SIGNATURES
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

Omphalos markets its products in both Taiwan and China. Omphalos’ clients are mainly big name Taiwanese electronics manufacturing giants, including Quanta Computer Inc., Universal Scientific Industrial Co., and Advantech in Taiwan, and QSMC, in China.

Products

Omphalos offers a wide range of products, including the following:

Tamura N2 Reflow Ovens. Omphalos offers the Tamura N2 Reflow Oven as its preferred choice for reflow soldering. The ovens have multiple temperature controlled heat emitting infrared radiation compartments that create a phase change in flux (Small Soldier Particles) turning the solid into a liquid. When cooled in the final compartment, the flux undergoes another phase change turning from a liquid back into a solid forming a bond between the surface mount component and etched circuit board. The Tamura Line takes the additional step of being an oxygen-free environment, instead it utilizes nitrogen gas to minimize oxidation. During the years ended December 31, 2011 and 2010, approximately 52.8% and 52.5% of Omphalos’ revenues were generated by these machines, respectively.

Gryphon Laser Marking System. This system is placed at the beginning of the SMT production line where it Laser Etches a Uniquely Identifiable 2-Dimensional Barcode onto the surface of a printed circuit board. 2D barcodes allow for more data to be physically written to the circuit board, usually the threshold is when more than 20 characters need to be written, 2D barcoding is required. The 2D barcode helps to simplify Management Information System (MIS) by making more information available offline, such as an identification number, time of fabrication, plant of fabrication, etc making it easier to track defects and finished products to their final destination. This barcode works best when combined with the Argus Management Information System throughout the fabrication process as its life will be tracked and analyzed. To date, the Company has not derived any significant revenues from this system.

For the year ended December 31, 2011, the Company obtained 52.8% of the equipment that it sells to its customers from one vendor: Tamura Corporation, a Japanese company.

Marketing

Most of the Omphalos’ business is generated through personal relationships with its major customers. In addition, it may participate in trade shows and occasionally run advertisements in trade journals and newspapers.

Markets and Customers

Omphalos’ customers include a number of major electronic manufacturing companies, including the following:

Name	Location	Percentage Revenues f or the Year ended December 31, 2011

Panasonic AVC Neworks Taiwan Co., Ltd.	Panasonic Taiwan, a member of the global Panasonic Group, Taiwan manufactures products across a number of categories, including home appliances, digital AVC , Car electronics, devices and motors.	39%

Nanya Technology Corporation	Nanya Technology Corporation was founded in 1995. The company conducts research and development, design, manufacturing, and sales of DRAM products, with worldwide sales offices in USA, Europe, Japan and China. The main shareholder is Nanya Plastics Corporation of the Formosa Plastics Group.	20%

Echo Technology Corporation	Professional in SMD,DIP , Testing,Assembly,Packing and OEM	16%

Quanta Computer	Taiwan based publicly traded company; original design manufacturer of laptop computers.	7%

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

Intellectual Property

Omphalos has been granted the following patents:

Name	Patent No	Country	Patent Term
Automatically Labeling and Inspecting Apparatus and Method of Use	M277230	Taiwan	expires 1.20.2015
Automatically Marking and Reading/Distinguishing Apparatus and Method of Use	M277229	Taiwan	expires 1.30.2015
Vehicle Camera Apparatus	M345732	Taiwan	expires 3.19.2018
Automatically Marking and Reading/Distinguishing	I287752	Taiwan	expires 1.30.2050
Servo Motor Control Method and Apparatus Using the Same	I325031	Taiwan	expires 4.19.2027
Laser Machining Module And Laser Machining Table	M411305	Taiwan	expires 2.3 2021
Automatic Board-Flipping Mechanism	M411758	Taiwan	expires 6,7,2026
Automatically Marking and Reading/Distinguishing	11/248,212	U.S.A	expoers 6.7. 2026
Laser Machining Module And Laser Machining Table	ZL20112 0073538.7	China	expoers 3.18. 2021
Automatic Board-Flipping Mechanism	ZL20112 0073727.4	China	expoers 3.18. 2021

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

Employees

As of March 15, 2012, Omphalos had 18 full-time employees. None of its employees is represented by a labor union, and Omphalos considers its employee relations to be excellent. Omphalos seeks to use contract workers and anticipates maintaining a small full-time employee base.

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

Our declining operating revenues may cause substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2011 were prepared based on the assumption that we will continue our operations as a going concern. We has net losses of $1,608,171 and $802,172 during the years ended December 31, 2011 and 2010, respectively As a result, there may be substantial doubt about our ability to continue as a going concern. Our future is dependent upon our ability to implement our business plans and upon our future profitable operations.

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

  offer buyers a sufficient supply of merchandise;
  develop and implement effective sales and marketing strategies;
  comply with corporate seller requirements affecting marketing and disposition of certain categories of merchandise;
  efficiently catalogue, handle, store, ship and track merchandise; and
  achieve high levels of seller and buyer satisfaction with the trading experience.

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

Our semiconductor and other customer base historically has been, and is becoming even more, highly concentrated. For the year ended December 31, 2011, three customers, each of whom accounted for more than 10% of Omphalos’ total revenues, represented approximately 75% of the its total revenues. Orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our net sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, we may not be able to replace the business. As our products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us. In addition, certain customers have undergone significant ownership changes, have outsourced manufacturing activities, and/or have entered into strategic alliances or industry consortia that have increased the influence of key semiconductor manufacturers in technology decisions made by their partners, which may result in additional complexities in managing customer relationships and transactions. These factors could have a material, adverse effect on our business, financial condition and results of operations.

Omphalos is highly dependent on one supplier.

For the year ended December 31, 2011, Omphalos obtained 26% of the equipment that it sells to its customers from only one vendor. If either this vendor was to cease supplying us with products for any reason, this would force us to find alternative sources for our products. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

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

  meet our capital needs;
  expand our systems effectively or efficiently or in a timely manner;
  allocate our human resources optimally;
  identify and hire qualified employees or retain valued employees; or
  incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

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
  quarterly variations in our revenues and operating expenses;
  changes in the valuation of similarly situated companies, both in our industry and in other industries;
  changes in analysts’ estimates affecting our Company, our competitors and/or our industry;
  changes in the accounting methods used in or otherwise affecting our industry;
  additions and departures of key personnel;
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

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

Our internal controls over financial reporting, while they appear to be sufficient for our needs, may have weaknesses and conditions that will need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or operating results. In addition, management's assessment of our internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting or disclosure of management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We are controlled by current officers, directors and principal stockholders.

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 64% of the outstanding shares of our common stock. So long as our directors, executive officers and principal stockholders and their affiliates controls a majority of our fully diluted equity, they will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval. This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

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

Generally, Omphalos maintains short-term leases for its office and warehouse, with options to renew, where possible. The terms of the lease for office and warehouse have been extended to January 31, 2013. The Company paid a monthly rent of approximately $1,904 and $1,775 for the periods ended December 31, 2011 and 2010, respectively. Accordingly, rent expense under the office and warehouse lease agreements amounted to approximately $22,848 and $21,300 for the periods ended December 31, 2011 and 2010, respectively. The monthly rent payment for 2012 is approximately $22,848.

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

Year Ended December 31,
		First		Second		Third		Fourth
2011	High	$0.12		$0.40	$	*	$	*
	Low	$0.12		$0.12	$	*	$	*

2010	High	$0.51		$0.25		$0.15	$	*
	Low	$0.005		$0.25		$0.12	$	*

2009	High	$0.50	$	*	$	*	$	*
	Low	$0.15	$	*	$	*	$	*

*no public trading volume

There were approximately 72 holders of record of our common stock as of March 15, 2012.

Although we paid dividends on our common stock in 2008 totaling $175,260, or approximately $0.00583 per share), we paid no dividends on our common stock in 2009, 2010 or 2011. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

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

Overview

The Company, through Omphalos Corp. - Taiwan, is in the business of supplying a wide range of equipment and parts including reflow soldering ovens and Automated Optical Inspection (AOI) machines to printed circuit board (PCB) manufacturers in Taiwan and China. The clients are mainly Taiwanese electronics manufacturing companies, including Quanta Computer Inc., Universal Scientific Industrial Co., and Advantech in Taiwan, and QSMC, etc. in China.

The major equipment manufacturer Omphalos represents is TAMURA, which has complete technical supports licensed from the original manufacturers.

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

Inventory - Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $625,359 and $535,525 at December 31, 2011 and 2010, respectively.

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

Recently Issued Accounting Pronouncements —In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, "Testing Goodwill for Impairment." This update amended the procedures surrounding goodwill impairment testing to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification ("ASC") 350, "Intangibles — Goodwill and Other." ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt ASU 2011-08 during the first quarter of 2012. The adoption of this guidance will not have a significant impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income." This update amended the presentation options in ASC 220, "Comprehensive Income," to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, this update requires disclosure of reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB subsequently issued ASU 2011-12, "Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income," which indefinitely deferred the presentation requirements of reclassification adjustments within ASU 2011-05. The Company will adopt ASU 2011-05 and ASU 2011-12 during the first quarter of 2012. The adoption of this guidance will not have a significant impact on the presentation of the Company's consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in U.S GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required. The Company will adopt ASU 2011-04 during the first quarter of 2012. The adoption of this guidance will not have a significant impact on the Company's consolidated financial statements.

Results of Operations

The following table presents the consolidated results of the Company for the years ended December 31, 2011 and 2010.

Net Sales. Net sales for the year ended December 31, 2011 were $454,091, compared to $929,917 for the year ended December 31, 2010, a decrease of $475,826. Sales of reflow soldering ovens sales to printed circuit board (PCB) manufacturers decreased $284,647 compared to 2010, primarily a result of a 50% decrease in reflow soldering ovens unit shipments. The decrease in reflow soldering ovens unit shipment in 2011 was primarily due to lower demand for consumer electronic products, lower consumer electronic product productions as a result of the general economic downturn. Our average selling price for reflow soldering ovens and AOI remain unchanged in 2011 compared to 2010. Net sales from our service and parts sales were $215,138 in 2011 and $208,519 in 2010.

Cost of Sales; Gross Margin. Cost of sales for the year ended December 31, 2011 was $875,575 or 192.8% of net sales, as compared to $691,267 or 74.3% of net sales for the year ended December 31, 2010. Gross profit (loss) for 2011 was $(421,484), compared to $238,650 for 2010, a decrease of $660,134. Gross profit (loss) as a percent of net sales was (92.8)% in 2011, compared to 25.7% in 2010. The change in gross profit percentage was due to that we sold a several slow moving items for a price less than our cost.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the one year ended December 31, 2011 were $1,223,494 or 269.4% of net sales, as compared to $870,686 or 93.6% of net sales, for the year ended December 31, 2010. The increase in selling, general and administrative expenses was primarily due to increases in payroll, rent, and traveling cost.

Loss from Operations. Loss from operations for the year ended December 31, 2011 was $(1,644,978), as compared to $(632,036) for the year ended December 31, 2010. The increase in loss from operations for the year ended December 31, 2011 compared with loss from operations for 2010 resulted primarily from an increase in operating expenses and cost of sales, and a decrease in net sales.

Other Income (expenses). Other income (expenses) for the year ended December 31, 2011 was $36,807 as compared to $(170,136) for the year ended December 31, 2010. This change was primarily attributable to a decrease in interest income and the increase in foreign currency exchange gain.

Net Loss. Net loss for the year ended December 31, 2011 was $(1,608,171) as compared to $(802,172) for the year ended December 31, 2010. The increase in net loss was due to the reasons described above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, and cash flow from operations. Our cash and cash equivalent [decreased from $2,005,838 at December 31, 2010 to $826,955 at December 31, 2011.

Net cash flow used in operating activities was $1,143,969 in fiscal 2011 as compared to net cash flow used in operating activities of $22,333 in fiscal 2010, a decrease of $1,121,636. Net cash flow used in operating activities in fiscal 2011 was mainly due to our net loss of $(1,608,171), an increase in accounts receivable of $62,547, a decrease in inventory of $354,191, a decrease in prepaid expenses and other assets of $443,445, and a decrease in accounts payable and accrued expenses of $356,811. Net cash flow used in operating activities in fiscal 2010 was mainly due to our net loss of $(802,172), a decrease in accounts receivable of $491,461, a decrease in inventory of $128,464, an increase in prepaid expenses and other assets of $57,629, and an increase in accounts payable and accrued expenses of $89,985

Net cash flow used in investing activities was $34,059 for 2011and $1,265 for 2010. For 2011, the cash flow used in investing activity was for purchase of a vehicle and office equipments, and patent registration. For 2010, the cash flow used in investing activity was for the patent registration.

Net cash flow provided by financing activities was $0 for 2011 and 2010.

In light of the significant decreases in our net sales over the past fiscal year and current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our financial obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, working capital, and cash generated from operations, will be sufficient to meet our forecasted operating expenses and capital expenditures through 2012.

Capital Expenditures

Total capital expenditures during the year ended December 31, 2011 was $31,999.

Currency Exchange Fluctuations

Translation Adjustment — The accounts of the Company was maintained, and its financial statements were expressed, in New Taiwan Dollar (“NTD”). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, "Foreign Currency Matters", with the NTD as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income as a component of stockholders’ equity.

As of December 31, 2011 and December 31, 2010 the exchange rates between the NTD and the USD ($) were NTD1=$0.03300 and NTD1=$0.03420, respectively. The weighted-average rates of exchange between NTD and USD were NTD1=$0.03400 and NTD1=$0.03170 for the years ended December 31, 2011 and December 31, 2010, respectively. Total translation adjustment recognized as of December 31, 2011 and December 31, 2010 is $505,699 and $588,359, respectively.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2011.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Sheng-Peir Yang	55	President, CEO and Director
Chu Pi Yun	41	Chief Financial Officer

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

Section 16 Compliance

The Company is not aware of any securities transaction during the fiscal year ended December 31, 2011, or subsequent thereto what would require a filing pursuant to Section 16 of the Exchange Act of 1934, as amended.

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

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan ($)	Non- qualified Deferred Compen- sation Earnings ($)	All other compen- sation ($)	Total ($)
Sheng- Peir Yang CEO and President	2011 2010 2009	$ 77,907 $ 63,210 $ 64,750	—	—	—	—	—	—	$ 77,907 $ 63,210 $ 64,750
Pi- Yun Chu CFO	2011 2010 2009	$ 25,246 $ 21,107 20,505	—	—	—	—	—	—	$ 25.276 $ 21,107 20,505

We have entered into the follow employment agreements:

  Sheng-Peir Yang entered into an employment agreement with Omphalos on November 30, 2007, to serve as its Chief Executive Officer for a term of two (2) years at an monthly salary of New Taiwan Dollars (“NTD”) 148,000(approximately $4,625). Mr. Yang will be required to comply with the Non-Competition provision contained within the employment agreement. Either party, with proper notice, may terminate the employment agreement, and the employment agreement will be governed and construed by the laws of the Republic of China. The agreement has renewed annually and remains in effect.

  Pi-Yun Chu entered into an employment agreement with Omphalos on November 30, 2007, to serve as its Chief Financial Officer for a term of two (2) years at an monthly salary of NTD49,680 (approximately $1,553). Ms. Chu will be required to comply with the Non-Competition provision contained within the employment agreement. Either party, with proper notice, may terminate the employment agreement, and the employment agreement will be governed and construed by the laws of the Republic of China. The agreement has renewed annually and remains in effect.

Outstanding Equity Awards at Fiscal Year-End

As of our fiscal years ended December 31, 2011 and 2010, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal years ended December 31, 2011 and 2010. No equity awards were granted during the year ended December 31, 2011.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of common stock beneficially owned as of March 15, 2012 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o Omphalos, Corp.

		Percentage of
	Common Stock	Common Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned (1)
Sheng-Peir Yang	18,449,162	61.3%

Chu Pi Yun	683,302	2.3%

All officers and directors as a group (2 persons)	19,132,464	63.6%
* Denotes less than 1%

Beneficial ownership percentages gives effect to the completion of the Share Exchange, and are calculated based on shares of common stock issued and outstanding and is based on a total of 30,063,759 shares of common stock that were issued and outstanding as of March 15, 2012. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2012. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our sole director, Mr. Yang, is a named executive officer of the Company and, accordingly, is not “independent” for purposes of any securities market requirements.

Omphalos does not own any real property. The Company leases an office and a warehouse from the wife of our sole director, Mr. Yang. The annual rent of NT672,000 (NT$56,000 monthly), is approximately $22,848US.

Item 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

	Year	Year
	Ended	Ended
	December	December
	31, 2011	31, 2010

Audit Fees	$31,000	$31,000
Audit-Related Fees
Tax Fees
All Other Fees	-
	$31,000	$31,000

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and the full Board of Directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our full Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2011, is compatible with maintaining the auditor’s independence.

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

Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of the Form 10-K.
2.	Financial Statement Schedule: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.
3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

Exhibit Number	Description
2.1	Share Exchange Agreement dated February 5, 2008, between the Company and the parties set forth on the signature page thereof, incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2008.
3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company's proxy statement on Schedule 14A filed with the Commission on March 5, 2003 (the "Proxy Statement").
3.2	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to the Proxy Statement).
3.3	Agreement and Plan of Merger between Quixit, Inc., a Colorado corporation, and TOP Group Corporation (now known as SOYODO Group Holdings, Inc.), a Delaware corporation (incorporated by reference to the Proxy Statement).
3.4	By-Laws of the Company (incorporated by reference to the ProxyStatement).
3.5	Amended and Restated Certificate of Incorporation of the Company Incorporated by reference to the information statement on Schedule 14c filed with the SEC on March 15, 2005).
3.6	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to the information statement on Schedule 14C filed with SEC on August 26, 2005).
3.7	Amended and Restated By-Laws of Omphalos, Corp., incorporated by reference to Exhibit 3.7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009.
10.1	Employment Agreement with Pi-Yun Chu, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K/A, filed with the SEC on February 20, 2008.
10.2	Employment Agreement with Shen-Ren Li, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K/A, filed with the SEC on February 20, 2008.
10.3	Employment Agreement with Sheng-Peir Yang, , incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K/A, filed with the SEC on February 20, 2008.
10.4	Purchase and Sale Agreement with Tamura Corporation, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.
10.5	Lease Agreement for property, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.
21	List of Subsidiaries, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act++
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act++
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

++filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omphalos, Corp.

Dated: March 29, 2012	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Sheng-Peir Yang
	Chief Executive Officer and Director	March 29, 2012
Sheng-Peir Yang

/s/ Chu Pi Yun	Chief Financial Officer (principal
	financial and accounting officer)	March 29, 2012
Chu Pi Yun

OMPHALOS, CORP.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2011 AND 2010 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Omphalos Corp.

We have audited the accompanying consolidated balance sheets of Omphalos, Corp. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, , and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial positions of Omphalos, Corp. as of December 31, 2011 and 2010, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has net losses of $1,608,171 and $802,172 during the years ended December 31, 2011 and 2010, respectively. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KCCW Accountancy Corp.

Diamond Bar, California
March 16, 2012

OMPHALOS, CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
Assets
Current Assets
Cash and cash equivalents	$826,955	$2,005,838
Accounts receivable, net	106,674	47,639
Inventory, net	1,084,955	1,593,256
Prepaid and other current assets	57,175	500,007
Total current assets	2,075,759	4,146,740

Leasehold Improvements and Equipment, net	27,004	4,856

Intangible assets, net	41,284	41,636
Deposits	19,408	25,415

Total Assets	$2,163,455	$4,218,647

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$67,784	$384,740
Accrued salaries and bonus	32,395	31,966
Accrued expenses	49,734	97,568
Total current liabilities	149,913	514,274

Stockholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of December 31, 2011 and 2010	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	505,699	588,359
Retained earnings	1,457,313	3,065,484
Total Stockholders' equity	2,013,542	3,704,373

Total Liabilities and Shareholders' Equity	$2,163,455	$4,218,647

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Sales, net	$454,091	$929,917

Cost of sales	875,575	691,267

Gross profit (loss)	(421,484)	238,650

Selling, general and administrative expenses	1,223,494	870,686

Loss from operations	(1,644,978)	(632,036)

Other income (expenses)
Interest income	892	3,647
Gain (loss) on foreign currency exchange	35,915	(173,783)
Total other income (expenses)	36,807	(170,136)

Loss before provision for income taxes	(1,608,171)	(802,172)

Provision for income taxes	-	-

Net loss	$(1,608,171)	$(802,172)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759

Net loss per share:
Basic and diluted	$(0.05)	$(0.03)

Other Comprehensive (Loss) Income:
Net Loss	$(1,608,171)	$(802,172)
Foreign currency translation adjustment, net of tax	(82,660)	361,599
Comprehensive (Loss) Income	$(1,690,831)	$(440,573)

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earning	Income	Total

Balance at December 31, 2009	30,063,759	$3,007	$47,523	$3,867,656	$226,760	$4,144,946
Translation adjustment	-	-	-	-	361,599	361,599
Net loss	-	-	-	(802,172)	-	(802,172)
Balance at December 31, 2010	30,063,759	3,007	47,523	3,065,484	588,359	3,704,373
Translation adjustment	-	-	-	-	(82,660)	-
Net loss	-	-	-	(1,608,171)	-	(1,690,831)
Balance at December 31, 2011	30,063,759	$3,007	$47,523	$1,457,313	$505,699	$2,013,542

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Cash flows from operating activities
Net loss	$(1,608,171)	$(802,172)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	9,923	3,955
Allowance for inventory value decline	111,916	(5,514)
Foreign currency exchange (gain) loss	(35,915)	173,783
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(62,547)	491,461
Decrease in inventory	354,191	128,464
Decrease (Increase) in prepaid and other assets	443,445	(57,629)
Increase (Decrease) in accounts payable	(312,652)	40,664
Increase (Decrease) in accrued expenses	(44,159)	49,321
Net cash provided by (used in) operating activities	(1,143,969)	22,333

Cash flows from investing activities
Purchase of fixed assets	(31,999)	-
Payments of patent registration	(2,060)	(1,265)
Net cash used in investing activities	(34,059)	(1,265)

Effect of exchange rate changes on cash and cash equivalents	(855)	15,954

Net increase (decrease) in cash and cash equivalents	(1,178,883)	37,022

Cash and cash equivalents
Beginning	2,005,838	1,968,816
Ending	$826,955	$2,005,838

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$-	$-
Income tax	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Going Concern — The Company has incurred a net loss of $1,608,171 and $802,172 during the years ended December 31, 2011 and 2010, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2012;

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern (Continued) — (3) The Company plans to continue actively seeing additional funding opportunities to improve and expand upon its product lines.

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $625,359 and $535,525 at December 31, 2011 and 2010, respectively.

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

Stock Based Compensation — The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at December 31, 2011 and 2010.

Loss Per Share — The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the years ended December 31, 2011 and 2010, the Company did not have any common equivalent shares.

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

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Customers: The Company sells equipments and parts to printed circuit board (PCB) manufacturers in Taiwan and China. The Company performs ongoing credit evaluations of its customers’ financial condition and generally, requires no collateral. For the year ended December 31, 2010, five customers, each of who accounted for more than 10% of the Company’s total revenues, represented approximately 93% of its total revenues, and 80% of accounts receivable in aggregate at December 31, 2010. For the year ended December 31, 2011, three customers, each of who accounted for more than 10% of the Company’s total revenues, represented approximately 75% of its total revenues, and 88% of accounts receivable in aggregate at December 31, 2011.

	Sales for the year		A/R balance as of
Customer	2011	2010	12/31/11	12/31/10
A		$395,115		$-
B		126,590		7,802
C		121,264		24,151
D		117,975		-
E		101,280		5,844
F	$177,206		$1,616
G	90,100		91,385
H	74,185		-

Suppliers: For the year ended December 31, 2011, 38% of the Company’s inventory is purchased from two vendors. Management believes other vendors could supply similar products, but their terms may not be as favorable as currently being offered by this vendor. A change in suppliers, however, could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

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

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation Adjustment — The accounts of the Company was maintained, and its financial statements were expressed, in New Taiwan Dollar (“NTD”). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, "Foreign Currency Matters", with the NTD as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at an average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income as a component of stockholders’ equity.

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

Recently Issued Accounting Pronouncements — In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, "Testing Goodwill for Impairment." This update amended the procedures surrounding goodwill impairment testing to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification ("ASC") 350, "Intangibles — Goodwill and Other." ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt ASU 2011-08 during the first quarter of 2012. The adoption of this guidance will not have a significant impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income." This update amended the presentation options in ASC 220, "Comprehensive Income," to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, this update requires disclosure of reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB subsequently issued ASU 2011-12, "Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income," which indefinitely deferred the presentation requirements of reclassification adjustments within ASU 2011-05. The Company will adopt ASU 2011-05 and ASU 2011-12 during the first quarter of 2012. The adoption of this guidance will not have a significant impact on the presentation of the Company's consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This update amended

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (Continued) — explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in U.S GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required. The Company will adopt ASU 2011-04 during the first quarter of 2012. The adoption of this guidance will not have a significant impact on the Company's consolidated financial statements.

NOTE 2.	PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment for the years ended December 31:

	2011	2010
Machinery and equipment	$67,351	$69,800
Vehicle	23,100	-
Leasehold improvements	11,786	3,967
	102,237	73,767
Less: accumulated depreciation	(75,223)	(68,911)
Property and equipment, net	$27,004	$4,856

NOTE 3.	OTHER INTANGIBLE ASSETS

The following reconciliation of other intangible assets is as follows:

	Gross Carrying	Accumulated
	Value	Amortization
Amortized intangible assets:
Patents	$45,949	$4,665

Amortization of intangible assets was $890 and $816 for the year ended December 31, 2011 and 2010, respectively. Estimated annual amortization expense for the next five years is $890.

NOTE 4.	INCOME TAXES

Income before income taxes for the years ended December 31, 2011 and 2010 includes the results of operations of Taiwan and British Virgin Islands. Omphalos Corp. (B.V.I.) and All Fine Technology Co., Ltd. (B.V.I.) are incorporated in British Virgin Islands and are not required to pay income tax. Omphalos Corp. and All Fine Technology Co., Ltd. are incorporated in Taiwan and are subject to Taiwan tax law. The statutory tax rate under Taiwan tax law is 17%. Omphalos Corp. and All Fine Techonolgy Co., Ltd. incurred losses for the years 2011 and 2010. As a result, no tax liability was incurred. Omphalos Corp.’s losses were qualified for net operating losses carryforward for income tax purposes under Taiwan tax law. The Company believes that it is more likely than not that the net operating loss will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses as of December 31, 2011. The provision for income taxes calculated at the statutory rates in the combined statements of income is as follows for the years ended December 31:

NOTE 4.	INCOME TAXES (CONTINUED)

	2011	2010
Current provision:
Computed (provision for) income taxes at statutory rates in BVI	$-	$-
Computed (provision for) income taxes at statutory rates in Taiwan	-	-
Total current provision	-	-

Deferred provision:	-	-
BVI	-	-
Taiwan- Net operating loss carryforward	36,511	38,917
Valuation allowance	(36,511)	(38,917)
Total deferred provision	-	-
Provision for income taxes	$-	$-

NOTE 5.	RELATED-PARTY TRANSACTIONS

Operating Leases --- The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2013. The monthly base rent is approximately $1,904. Rent expense under this lease agreement amounted to approximately $22,848 and $21,300 for the years ended December 31, 2011 and 2010, respectively. The Company has future minimum lease obligations of $22,848 and $1,904 for the twelve-month periods ended December 31, 2012 and 2013, respectively.

NOTE 6.	COMMITTMENT

Operating Leases

The Company leases its office from a related party (Note 5) and warehouse facilities from outside parties under operating leases that expire on various dates through 2020. Rental expense for these leases consisted of approximately $109,915 and $91,725 for the years ended December 31, 2011 and 2010, respectively.

Future minimum lease payments under the operating leases are summarized as follows:

Fiscal Year	Amount
2012	$35,088
2013	14,144
2014	12,240
2015	12,240
2016	12,240
Thereafter	45,900
Total	$131,852

NOTE 7.	PENSION PLAN

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

Contributions to the pension plan totaled $2,098 and $16,905 for the years ended December 31, 2011and 2010, respectively.

NOTE 8.	SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2011 up through the date the Company issued these financial statements.

******