Form 10-Q
period 2012-03-31
OMPHALOS, CORP
filed 2012-05-14
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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
Yes[   ] No[ x ]

The number of shares of registrant’s common stock outstanding, as of May 7, 2012 was 30,063,759.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$707,676	$826,955
Accounts receivable, net	27,233	106,674
Inventory, net	1,110,548	1,084,955
Prepaid and other current assets	64,565	57,175
Total current assets	1,910,022	2,075,759

Leasehold Improvements and Equipment, net	24,938	27,004
Intangible assets, net	47,517	41,284
Deposits	19,937	19,408
Total Assets	$2,002,414	$2,163,455

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$75,193	$67,784
Accrued salaries and bonus	33,265	32,395
Accrued expenses	26,589	49,734
Total current liabilities	135,047	149,913

Stockholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of March 31, 2012 and December 31, 2011	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	559,411	505,699
Retained earnings	1,257,426	1,457,313
Total Stockholders' equity	1,867,367	2,013,542

Total Liabilities and Shareholders' Equity	$2,002,414	$2,163,455

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	March 31,	March 31,
	2012	2011

Sales, net	$42,494	$243,215
Cost of sales	11,271	137,638
Gross profit	31,223	105,577

Selling, general and administrative expenses	218,079	248,281

Loss from operations	(186,856)	(142,704)

Other income (expenses)
Interest income	446	250
Gain (loss) on foreign currency exchange	(13,477)	17,208
Total other income (expenses)	(13,031)	17,458
Loss before provision for income taxes	(199,887)	(125,246)

Provision for income taxes	-	-

Net loss	$(199,887)	$(125,246)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)

Other Comprehensive (Loss) Income:
Net loss	$(199,887)	$(125,246)
Foreign currency translation adjustment, net of tax	53,712	(31,730)
Comprehensive loss	$(146,175)	$(156,976)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	March 31, 2012	March 31, 2011
Cash flows from operating activities
Net loss	$(199,887)	$(125,246)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	3,080	1,402
Allowance for inventory value decline	(179,606)	-
Foreign currency exchange (gain) loss	13,477	(17,208)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	81,865	(185,288)
Decrease in inventory	183,578	(25,528)
Decrease (Increase) in prepaid and other assets	(5,796)	14,863
Increase (Decrease) in accounts payable	5,527	(225,930)
(Decrease) in accrued expenses	(24,370)	(28,535)
Net cash used in operating activities	(122,132)	(591,470)

Cash flows from investing activities
Purchase of fixed assets	-	(23,870)
Payments of patent registration	(5,372)	-
Net cash used in investing activities	(5,372)	(23,870)

Effect of exchange rate changes on cash and cash equivalents	8,225	4,006

Net decrease in cash and cash equivalents	(119,279)	(611,334)

Cash and cash equivalents
Beginning	826,955	2,005,838
Ending	$707,676	$1,394,504

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$-	$-
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
MARCH 31, 2012

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Going Concern— The Company has incurred a significant net loss during the past two years. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $461,743 and $625,359 at March 31, 2012 and December 31, 2011, respectively.

Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $5,089 and $4,665 at March 31, 2012 and December 31, 2011, respectively. Annual amortization expense of such intangible assets is expected to be $1,180 per year for the next five years.

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

Recently Issued Accounting Pronouncements — In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted the provisions of this ASU in the first quarter of 2012 and does not believe the adoption will have a material impact on its condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which modifies the impairment test for goodwill. Under the new guidance, an entity is permitted to make a qualitative assessment of whether it is more likely than not that the reporting unit’s fair value is less than the carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The Company adopted the provisions of this ASU in the first quarter of 2012 and does not believe the adoption will have a material impact on its condensed consolidated financial statements.

2.	RELATED-PARTY TRANSACTIONS

Operating Leases---The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2013. The monthly base rent is approximately $1,900. Rent expense under this lease agreement amounted to approximately $5,662 and $5,325 for the periods ended March 31, 2012 and 2011, respectively.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. The potential risks and uncertainties that could cause our actual results to differ materially from those expressed or implied herein are set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net sales for the three months ended March 31, 2012 were $42,494, as compared to $243,215 for the three months ended March 31, 2011. This represents a decrease of $200,721 or approximately 83% compared to the prior year period. The decrease in net sales is primarily the result of decrease in demand for end products due to poor economic conditions.

Cost of sales decreased by $126,367 or approximately 92% to $11,271 for the three months ended March 31, 2012, as compared to $137,638 for the three months ended March 31, 2011. Gross profit for the three months ended March 31, 2012 was $31,223, compared to $105,577 for the same period in 2011. Gross profit as a percentage of net sales was approximately 73% in the first quarter of 2012, compared to approximately 43% in the same period in 2011. The higher gross profit rate in the first quarter of 2012 was primarily due to the costs of machinery sold which was reduced for allowance for price declines in previous periods.

For the three months ended March 31, 2012, selling, general and administrative expenses totaled $218,079. This was a decrease of $30,202 or approximately 12% as compared to the same period in 2011. The decrease in selling, general and administrative expenses is primarily the result of the decrease in commission, salary and travel and entertainment expenses.

For the three months ended March 31, 2012, loss from operations decreased to $(186,856) as compared to $(142,704) for the three months ended March 31, 2011. This represents an increased loss of $(44,152) or approximately 31% comparing the two periods. The increase of loss from operations for the three months ended March 31, 2012 is primarily the result of a decrease in gross profit due to reduced sales volume, which is partially offset by a decrease in operating expenses.

Other income (expenses) was $(13,031) and $17,458 for the three months ended March 31, 2012 and 2011, respectively. This represents increased expense of $(30,489) or a decrease of approximately (175)%. The main reason for this decreased income was a loss on foreign currency exchange of $(13,477), as compared to gain of $17,208 for the prior year period.

Our net loss was $(199,887) for the three months ended March 31, 2012 compared to a net loss of $(125,246) for the three months ended March 31, 2011. The decreased loss for the three months ended March 31, 2012 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $707,676 at March 31, 2012 and $826,955 at December 31, 2011. Our total current assets were $1,910,022 at March 31, 2012, as compared to $2,075,759 at December 31, 2011. Our total current liabilities were $135,047 at March 31, 2012 as compared to $149,913 at December 31, 2011.

We had working capital at March 31, 2012 of $1,774,975 compared with working capital of $1,925,846 at December 31, 2011. This decrease in working capital was primarily due to a decrease in cash and cash equivalents, account receivable, and accrued expenses and an increase in inventory.

During the three months ended March 31, 2012, net cash used in operating activities was $122,132. Increased net cash used in operating activities was mainly due to our net loss of $199,887, a decrease in accounts receivable of approximately $81,865, a decrease in inventory of approximately $3,972, an increase in prepaid and other asset of approximately $5,796, an increase in accounts payable of approximately $5,527, and a decrease in accrued expenses of approximately $24,370.

Net cash used in investing activities for the three months ended March 31, 2012 was $5,372, which was primarily due to the payment of patent registration.

Net change in cash and cash equivalents was a decrease of $119,279 during the three months ended March 31. 2012.

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

Item 1A.Risk Factors.

The risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2011, filed on March 29, 2012 have not changed except that we disclose a new risk factor related to our securities as follows:

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

Item 4. Mine Safety Disclosures.

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

3.8	Certificate of Merger filed with the Secretary of State of Delaware (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2008)

3.9	Certificate of Merger filed with Secretary of State of Nevada (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2008)

3.10	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2008)

10.1	Employment Agreement with Pi-Yun Chu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 20, 2008)

10.2	Employment Agreement with Shen-Ren Li (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 20, 2008)

10.3	Employment Agreement with Sheng-Peir Yang (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 20, 2008)

10.4	Purchase and Sale Agreement with Tamura Corporation, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.

10.5	Lease Agreement for property, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.

21	List of Subsidiaries, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*filed herewith

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMPHALOS, CORP.

Date: May 14, 2012	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: May 14, 2012	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting
Officer and Director