Form 10-Q
period 2012-06-30
OMPHALOS, CORP
filed 2012-08-10
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

The number of shares of registrant’s common stock outstanding, as of August 7, 2012 was 30,063,759.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED BALANCE SHEETS
OMPHALOS, CORP.
CONSOLIDATED BALANCE SHEETS

		December
	June 30,	31,
	2012	2011
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$481,144	$826,955
Accounts receivable, net	188,442	106,674
Inventory, net	1,019,052	1,084,955
Prepaid and other current assets	57,760	57,175
Total current assets	1,746,398	2,075,759

Leasehold Improvements and Equipment, net	22,128	27,004

Intangible assets, net	46,551	41,284
Deposits	19,643	19,408

Total Assets	$1,834,720	$2,163,455

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$66,573	$67,784
Accrued salaries and bonus	31,876	32,395
Accrued expenses	31,875	49,734
Total current liabilities	130,324	149,913

Stockholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of June 30, 2012 and December 31, 2011	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	533,124	505,699
Retained earnings	1,120,742	1,457,313
Total Stockholders' equity	1,704,396	2,013,542

Total Liabilities and Shareholders' Equity	$1,834,720	$2,163,455

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Sales, net	$221,042	$405,639	$178,548	$162,424

Cost of sales	125,407	301,662	114,136	164,024

Gross profit	95,635	103,977	64,412	(1,600)

Selling, general and administrative expenses	426,690	433,372	208,611	185,091

Loss from operations	(331,055)	(329,395)	(144,199)	(186,691)

Other income (expenses)
Interest income	480	283	34	34
Gain (loss) on foreign currency exchange	(5,996)	(5,081)	7,481	(22,289)
Total other income (expenses)	(5,516)	(4,798)	7,515	(22,255)

Loss before provision for income taxes	(336,571)	(334,193)	(136,684)	(208,946)

Provision for income taxes	-	-	-	-

Net loss	$(336,571)	$(334,193)	$(136,684)	$(208,946)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759	30,063,759	30,063,759

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.01)

Other Comprehensive (Loss) Income:
Net loss	$(336,571)	$(334,193)	$(136,684)	$(208,946)
Foreign currency translation adjustment	27,425	41,406	(26,287)	73,136
Comprehensive loss	$(309,146)	$(292,787)	$(162,971)	$(135,810)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	June 30, 2012	June 30, 2011
Cash flows from operating activities
Net loss	$(336,571)	$(334,193)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	5,249	4,966
Allowance for inventory value decline	(188,586)	-
Foreign currency exchange (gain) loss	5,996	5,081
Changes in assets and liabilities:
(Increase) in accounts receivable	(81,197)	(100,503)
Decrease (increase) in inventory	268,351	(7,256)
Decrease in prepaid and other assets	110	63,642
(Decrease) in accounts payable	(2,051)	(209,088)
(Decrease) in accrued expenses	(19,548)	(60,004)
Net cash used in operating activities	(348,247)	(637,355)

Cash flows from investing activities
Purchase of fixed assets	-	(24,080)
Payments of patent registration	(4,809)	-
Net cash used in investing activities	(4,809)	(24,080)

Effect of exchange rate changes on cash and cash equivalents	7,245	14,527

Net decrease in cash and cash equivalents	(345,811)	(646,908)

Cash and cash equivalents
Beginning	826,955	2,005,838
Ending	$481,144	$1,358,930

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$-	$-
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
JUNE 31, 2012

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $446,031 and $625,359 at June 30, 2012 and December 31, 2011, respectively. Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $5,280 and $4,665 at June 30, 2012 and December 31, 2011, respectively. Annual amortization expense of such intangible assets is expected to be $1,180 per year for the next five years.

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

     Operating Leases---The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2013. The monthly base rent is approximately $1,900. Rent expense under this lease agreement amounted to approximately $11,324 and $11,558 for the periods ended June 30, 2012 and 2011, respectively.

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

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Net sales for the three months ended June 30, 2012 were $178,548, as compared to $162,424 for the three months ended June 30, 2011. This represents an increase of $16,124 or approximately 9.9% compared to the prior year period. The increase in net sales is primarily the result of increased demand for end products due to enhanced sales efforts.

Cost of sales decreased by $49,888 or approximately 30.4% to $114,136 for the three months ended June 30, 2012, as compared to $164,024 for the three months ended June 30, 2011. Gross profit (loss) for the three months ended June 30, 2012 was $64,412, compared to ($1,600) for the same period in 2011. Gross profit (loss) as a percentage of net sales was approximately 36% in the second quarter of 2012, compared to approximately 1% in the same period in 2011. The higher gross profit rate in the second quarter of 2012 was primarily due to increased sales and decreased costs of sales as compared to the prior period.

For the three months ended June 30, 2012, selling, general and administrative expenses totaled $208,611. This was an increase of $23,520 or approximately 12.7% as compared to the same period in 2011. The increase in selling, general and administrative expenses is primarily the result of the increased sales efforts.

For the three months ended June 30, 2012, income (loss) from operations decreased to ($144,199) as compared to ($186,691) for the three months ended June 30, 2011. This represents a decreased loss of $42,492 or approximately 22.8% comparing the two periods. The decreased loss from operations for the three months ended June 30, 2012 is primarily the result of increased in gross profit due to increased sales volume and decreased cost of sales, partially offset by an increase in selling, general and administrative expenses.

Other income (expenses) was $7,515 and ($22,255) for the three months ended June 30, 2012 and 2011, respectively. This represents increased income (expense) of $29,770 or an increase of approximately 134%. The main reason for this increased income was a gain (loss) on foreign currency exchange of $7,481, as compared to gain (loss) of ($22,289) for the prior year period.

Our net income (loss) was ($136,684) for the three months ended June 30, 2012 compared to net income (loss) of ($208,946) for the three months ended June 30, 2011. The decreased loss for the three months ended June 30, 2012 was due to the reasons described above.

Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2011

Net sales for the six months ended June 30, 2012 were $221,042 as compared to $405,639 for the six months ended June 30, 2011. This represents a decrease of $184,597 or approximately 45.5% comparing the two periods. The decrease in net sales is primarily the result of a decrease in demand for end products due to poor economic conditions and materially less demand in the first quarter of 2012 as compared to the first quarter of 2011.

Cost of sales decreased by $176,255 or approximately 58.4%, to $125,407 for the six months ended June 30, 2012 as compared to $301,662 for the six months ended June 30, 2011. Gross profit for the six months ended June 30, 2012 was $95,635, compared to $103,977 for the same period in 2011. Gross profit as a percentage of net sales was 43.3% in the first half of 2012, compared to 25.63% in the same period in 2011. The higher gross profit rate in the first half of 2012 was primarily due to the increase in sales of new models and parts which is partially offset by the discounted sales of old models, and lower cost of sales as a percentage of net sales.

For the six months ended June 30, 2012, selling, general and administrative expenses totaled $426,690. This was a decrease of $6,682 or approximately 1.5% as compared to $433,372 the same period in 2011. The decrease in selling, general and administrative expenses is primarily the result of the decrease in commissions.

For the six months ended June 30, 2012, income (loss) from operations increased to ($331,055) as compared to ($329,395) for the six months ended June 30, 2011. This represents an increased income (loss) of ($1,660) or approximately 0.5% comparing the two periods. The increase of income (loss) from operations for the six months ended June 30, 2012 is primarily the result of reduced sales volume.

Other income (expenses) was ($5,516) and ($4,798) for the six months ended June 30, 2012 and 2011, respectively. This represents increased other expenses of $718. The main reason for this increased expense was increased loss on foreign currency exchange.

Our net income (loss) was ($336,571) for the six months ended June 30, 2012 compared to net income (loss) of ($334,193) for the six months ended June 30, 2011. The increased income (loss) for the six months ended June 30, 2012 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $481,144 at June 30, 2012 and $826,955 at December 31, 2011. Our total current assets were $1,746,398 at June 30, 2012, as compared to $2,075,759 at December 31, 2011. Our total current liabilities were $130,324 at June 30, 2012 as compared to $149,913 at December 31, 2011.

We had working capital at June 30, 2012 of $1,616,074 compared to working capital of $1,925,846 at December 31, 2011. This decrease in working capital was primarily due to a decrease in cash and cash equivalents, and accrued expenses and an increase in accounts receivable.

During the six months ended June 30, 2012, net cash used in operating activities was $348,247. Decreased net cash used in operating activities was mainly due to our net loss of $199,887, a smaller decrease in inventory of $79,765, and a decrease in accrued expenses of approximately $19,548.

Net cash used in investing activities for the six months ended June 30, 2012 was $4,809, which was primarily due to the payment of patent registration.

Net change in cash and cash equivalents was a decrease of $345,811 during the six months ended June 30. 2012.

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

Item 1A.Risk Factors.

The risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2011, filed on March 29, 2012 have not changed except that we disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2012, a new risk factor related to our securities as follows:

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

Not applicable.

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

3.8	Certificate of Merger filed with the Secretary of State of Delaware (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2008)
3.9	Certificate of Merger filed with Secretary of State of Nevada (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2008)
3.10	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2008)
10.1	Employment Agreement with Pi-Yun Chu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 20, 2008)
10.2	Employment Agreement with Shen-Ren Li (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 20, 2008)
10.3	Employment Agreement with Sheng-Peir Yang (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 20, 2008)
10.4	Purchase and Sale Agreement with Tamura Corporation, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.
10.5	Lease Agreement for property, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.
21	List of Subsidiaries, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*
32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*
101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase+
101.DEF	XBRL Taxonomy Extension Definition Linkbase+
101.LAB	XBRL Taxonomy Extension Label Linkbase+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase+

*filed herewith
+submitted herewith

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMPHALOS, CORP.

Date: August 10, 2012	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: August 10, 2012	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting
Officer and Director