Form 10-Q
period 2012-09-30
OMPHALOS, CORP
filed 2012-11-05
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

________________________
(Former name, former address and former fiscal year, if changed since last report)

Copies to:
Thomas E. Stepp, Jr.
Stepp Law Corporation
15707 Rockfield Blvd, Suite 101
Irvine, California 92618
Phone: (949) 660-9700
FAX: (949) 660-9010
Email: tes@stepplawgroup.com

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
Yes [   ]     No [X]

The number of shares of registrant’s common stock outstanding, as of October 31, 2012 was 30,063,759.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$494,345	$826,955
Accounts receivable, net	91,447	106,674
Inventory, net	1,091,165	1,084,955
Prepaid and other current assets	75,081	57,175
Total current assets	1,752,038	2,075,759

Leasehold Improvements and Equipment, net	20,161	27,004

Intangible assets, net	51,543	41,284
Deposits	20,055	19,408

Total Assets	$1,843,797	$2,163,455

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$131,441	$67,784
Accrued salaries and bonus	32,646	32,395
Accrued expenses	51,396	49,734
Total current liabilities	215,483	149,913

Stockholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of September 30, 2012 and December 31, 2011	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	567,521	505,699
Retained earnings	1,010,263	1,457,313
Total Stockholders' equity	1,628,314	2,013,542

Total Liabilities and Shareholders' Equity	$1,843,797	$2,163,455

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Sales, net	$401,708	$435,004	$180,666	$29,365

Cost of sales	226,775	324,430	101,368	22,768

Gross profit	174,933	110,574	79,298	6,597

Selling, general and administrative expenses	609,501	668,084	182,812	234,712

Loss from operations	(434,568)	(557,510)	(103,514)	(228,115)

Other income (expenses)

Interest income	481	2,362	1	2,079
Gain (loss) on foreign currency exchange	(12,963)	46,448	(6,967)	51,529
Total other income (expenses)	(12,482)	48,810	(6,966)	53,608

Loss before provision for income taxes	(447,050)	(508,700)	(110,480)	(174,507)

Provision for income taxes	-	-	-	-

Net loss	$(447,050)	$(508,700)	$(110,480)	$(174,507)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759	30,063,759	30,063,759

Net loss per share:
Basic and diluted	$(0.01)	$(0.02)	$(0.00)	$(0.01)

Other Comprehensive (Loss) Income:

Net loss	$(447,050)	$(508,700)	$(110,480)	$(174,507)

Foreign currency translation adjustment	61,822	(138,693)	34,397	(180,099)

Comprehensive loss	$(385,228)	$(647,393)	$(76,083)	$(354,606)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	September 30, 2012	September 30, 2011
Cash flows from operating activities
Net loss	$(447,050)	$(508,700)
Adjustments to reconcile net income to net cash used in
operating activities:
Amortization and depreciation	8,511	6,944
Allowance for inventory value decline	(201,991)	(1,755)
Foreign currency exchange (gain) loss	12,963	(46,448)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	18,563	(98,945)
Decrease (increase) in inventory	231,595	(5,124)
Decrease (increase) in prepaid and other assets	(15,812)	37,821
Increase (decrease) in accounts payable	60,677	(361,797)
Increase (decrease) in accrued expenses	(816)	(46,145)
Net cash used in operating activities	(333,360)	(1,024,149)

Cash flows from investing activities
Purchase of fixed assets	-	(24,010)
Payments of patent registration	(9,637)	(244)
Net cash used in investing activities	(9,637)	(24,254)

Effect of exchange rate changes on cash and cash equivalents	10,387	5,262

Net decrease in cash and cash equivalents	(332,610)	(1,043,141)

Cash and cash equivalents
Beginning	826,955	2,005,838
Ending	$494,345	$962,697

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$-	$-
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
SEPTEMBER 30, 2012

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $441,815 and $625,359 at September 30, 2012 and December 31, 2011, respectively.

Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $5,690 and $4,665 at September 30, 2012 and December 31, 2011, respectively. Annual amortization expense of such intangible assets is expected to be $1,145 per year for the next five years.

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

Operating Leases---The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2013. The monthly base rent is approximately $1,900. Rent expense under this lease agreement amounted to approximately $16,985 and $17,287 for the periods ended September 30, 2012 and 2011, respectively.

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

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Net sales for the three months ended September 30, 2012 were $180,666, as compared to $29,365 for the three months ended September 30, 2011. This represents an increase of $151,301 or approximately 515% compared to the prior year period. The increase in net sales is primarily the result of increased demand for new products due to enhanced sales efforts.

Cost of sales increased by $78,600 or approximately 345% to $101,368 for the three months ended September 30, 2012, as compared to $22,768 for the three months ended September 30, 2011. Gross profit (loss) for the three months ended September 30, 2012 was $79,298, compared to $6,597 for the same period in 2011. Gross profit (loss) as a percentage of net sales was approximately 44% in the third quarter of 2012, compared to approximately 22% in the same period in 2011. The higher gross profit rate in the third quarter of 2012 was primarily due to increased unit price and decreased costs of sales as compared to the prior period.

For the three months ended September 30, 2012, selling, general and administrative expenses totaled $182,812. This was a decrease of $51,900 or approximately 22.1% as compared to the same period in 2011. The decrease in selling, general and administrative expenses is primarily the result of the decrease in commission, and professional fee.

For the three months ended September 30, 2012, income (loss) from operations decreased to ($103,514) as compared to ($228,115) for the three months ended September 30, 2011. This represents a decreased loss of $124,601 or approximately 54.6% comparing the two periods. The decreased loss from operations for the three months ended September 30, 2012 is primarily the result of increased in gross profit due to increased sales volume and decreased cost of sales, and a decrease in selling, general and administrative expenses.

Other income (expenses) was $(6,966) and $53,608 for the three months ended September 30, 2012 and 2011, respectively. This represents decreased income of $60,574, or a decrease of approximately 113%. The main reason for this decreased income was a loss on foreign currency exchange of ($6,967), as compared to gain of $51,529 for the prior year period, and a decreased interest income of $2,078.

Our net loss was ($110,480) for the three months ended September 30, 2012 compared to net loss of ($174,507) for the three months ended September 30, 2011. The decreased loss for the three months ended September 30, 2012 was due to the reasons described above.

Nine Months Ended September 30, 2012 compared to the Nine Months Ended September 30, 2011

Net sales for the nine months ended September 30, 2012 were $401,708 as compared to $435,004 for the nine months ended September 30, 2011. This represents a decrease of $33,296 or approximately 7.7% comparing the two periods. The decrease in net sales is primarily the result of a decrease in demand for end products due to poor economic conditions and materially less demand in the first quarter of 2012 as compared to the first quarter of 2011.

Cost of sales decreased by $97,655 or approximately 30.1%, to $226,775 for the nine months ended September 30, 2012 as compared to $324,430 for the nine months ended September 30, 2011. Gross profit for the nine months ended September 30, 2012 was $174,933, compared to $110,574 for the same period in 2011. Gross profit as a percentage of net sales was 43.5% in the first three quarters of 2012, compared to 25.4% in the same period in 2011. The higher gross profit rate in the first three quarters of 2012 was primarily due to the increase in sales of new models and parts which is partially offset by the discounted sales of old models, and lower cost of sales as a percentage of net sales.

For the nine months ended September 30, 2012, selling, general and administrative expenses totaled $609,501. This was a decrease of $58,583 or approximately 8.8% as compared to $668,084 the same period in 2011. The decrease in selling, general and administrative expenses is primarily the result of the decrease in commission, employee benefit, entertainment, professional fee, and rent.

For the nine months ended September 30, 2012, loss from operations decreased to ($443,568) as compared to ($557,510) for the nine months ended September 30, 2011. This represents a decreased loss of ($122,942) or approximately 22% comparing the two periods. The decrease of loss from operations for the nine months ended September 30, 2012 is primarily the result of increased gross profit and reduced selling, general and administrative expenses.

Other income (expenses) was ($12,482) and $48,810 for the nine months ended September 30, 2012 and 2011, respectively. This represents increased other expenses of $61,293. The main reason for this decreased income was a loss on foreign currency exchange of ($12,963), as compared to gain of $46,448 for the prior year period, and a decreased interest income of $1,881.

Our net loss was ($447,050) for the nine months ended September 30, 2012 compared to net loss of ($508,700) for the nine months ended September 30, 2011. The decreased loss for the nine months ended September 30, 2012 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $494,345 at September 30, 2012 and $826,955 at December 31, 2011. Our total current assets were $1,752,038 at September 30, 2012, as compared to $2,075,759 at December 31, 2011. Our total current liabilities were $215,483 at September 30, 2012 as compared to $149,913 at December 31, 2011.

We had working capital at September 30, 2012 of $1,536,555 compared with working capital of $1,925,846 at December 31, 2011. This decrease in working capital was primarily due to a decrease in cash and cash equivalents, account receivable, and an increase in inventory, prepaid expenses, accounts payable, and accrued expenses,.

Net cash flow used in operating activities during the nine months ended September 30, 2012 was $333,360, a decrease of $690,789 compared to $1,024,149 net cash used in operating activities during the nine months ended September 30, 2011. The decrease in the cash used in operating activities was primarily due to reduced net loss, increases in foreign currency exchange loss, receivable, inventory, prepaid expenses, accounts payable and accrued expenses, a decrease in allowance for inventory value decline, accounts receivable.

Net cash used in investing activities for the nine months ended September 30, 2012 was $9,637, which was primarily due to the payment of patent registration.

Net change in cash and cash equivalents was a decrease of $332,610 during the nine months ended September 30. 2012.

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

Item 1A.   Risk Factors.

The risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2011, filed on March 29, 2012 have not changed except that we disclosed in our quarterly report on Form 10-Q for the quarter ended September 30, 2012, a new risk factor related to our securities as follows:

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

OMPHALOS, CORP.

Date: October 31, 2012	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: October 31, 2012	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting
Officer and Director