Form 10-K
period 2012-12-31
OMPHALOS, CORP
filed 2013-03-28
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2012.

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
Thomas E. Stepp, Jr.
Stepp Law Corporation
15707 Rockfield Boulevard, Suite 101
Irvine, California 92618
Phone: (949) 660-9700 ext. 124
Fax: (949) 660-9010

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_]     No [X]

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
[   ] Yes     [X] No

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
Yes [   ]     No [X]

At June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: approximately $1,202,550.

The number of shares of registrant’s common stock outstanding, as of March 15, 2013 was 30,063,759.

TABLE OF CONTENTS

PART I
Item 1.	Business
Item1A.	Risk Factors
Item1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	[Removed and Reserved]

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item9A.	Controls and Procedures
Item9B.	Other Information

PART III
Item10.	Directors, Executive Officers and Corporate Governance
Item11.	Executive Compensation
Item12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item13.	Certain Relationships and Related Transactions and Director Independence

PART IV
Item14.	Principal Accountant Fees and Services
Item15.	Exhibits, Financial Statement Schedules

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

Products

Omphalos offers a wide range of products, including the following:

Tamura N2 Reflow Ovens. Omphalos offers the Tamura N2 Reflow Oven as its preferred choice for reflow soldering. The ovens have multiple temperature controlled heat emitting infrared radiation compartments that create a phase change in flux (Small Soldier Particles) turning the solid into a liquid. When cooled in the final compartment, the flux undergoes another phase change turning from a liquid back into a solid forming a bond between the surface mount component and etched circuit board. The Tamura Line takes the additional step of being an oxygen-free environment, instead it utilizes nitrogen gas to minimize oxidation. During the years ended December 31, 2012 and 2011, approximately 0% and 52.8% of Omphalos’ revenues were generated by these machines, respectively.

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

For the year ended December 31, 2012, the Company obtained 10.6% and 10.0% of the equipment and parts that it sells to its customers from two vendors: Zhongwei enterprises, Ltd, a Taiwanese company, and Tamura Corporation, a Japanese company, respectively.

Marketing

Most of the Omphalos’ business is generated through personal relationships with its major customers. In addition, it may participate in trade shows and occasionally run advertisements in trade journals and newspapers.

Markets and Customers

Omphalos’ customers include a number of major electronic manufacturing companies, including the following:

		Percentage Revenues f
		or
		the Year ended
Name	Location	December 31, 2012

Eastwind Tsusho, Inc.	Eastwind Tsusho, Inc. was founded in 2003. The company is in the business of distribution of appliances, electronics, devices, and motors.	57%

Eastern Electronics Co., Ltd.	Eastern Electronics is a Taiwan-based provider of Engineering Manufacturing Services specializing in high- reliability, complex PCB assembly, Box Build, System assembly, with sophisticated Automated Testing systems. Skilled in both prototype and volume manufacturing	11%

Quanta Computer	Taiwan based publicly traded company; original design manufacturer of laptop computers.	16%

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

Intellectual Property

Omphalos has been granted the following patents:

Name	Patent No	Country	Patent Term
Automatically Labeling and Inspecting Apparatus and Method of Use	M277230	Taiwan	expires 1.20.2015
Automatically Marking and Reading/Distinguishing Apparatus and Method of Use	M277229	Taiwan	expires 1.30.2015
Vehicle Camera Apparatus	M345732	Taiwan	expires 3.19.2018
Automatically Marking and Reading/Distinguishing	I287752	Taiwan	expires 1.30.2050
Servo Motor Control Method and Apparatus Using the Same	I325031	Taiwan	expires 4.19.2027
Laser Machining Module And Laser Machining Table	M411305	Taiwan	expires 2.3 2021

Automatic Board-Flipping Mechanism	M411758	Taiwan	expires 6.7.2026

Automatically Marking and Reading/Distinguishing	11/248,212		expires 6.7. 2026
U.S.A

Laser Machining Module And Laser Machining Table	ZL20112 0073538.7	China	expires 3.18. 2021
Automatic Board-Flipping Mechanism	ZL20112 0073727.4	China	expires 3.18. 2021

Laser Machining Module And Laser Machining Table	3175212	Japan	expires 4.4. 2022

Automatic Board-Flipping Mechanism	3175211	Japan	expires 4.4. 2022

Laser Machining Module And Laser Machining Table	201120392907.9	China	expires 3.05.2021

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

Employees

As of March 15, 2013, Omphalos had 15 full-time employees. None of its employees is represented by a labor union, and Omphalos considers its employee relations to be excellent. Omphalos seeks to use contract workers and anticipates maintaining a small full-time employee base.

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

Our audited financial statements for the year ended December 31, 2012 were prepared based on the assumption that we will continue our operations as a going concern. We has net losses of $876,345 and $1,608,171 during the years ended December 31, 2012 and 2011, respectively As a result, there may be substantial doubt about our ability to continue as a going concern. Our future is dependent upon our ability to implement our business plans and upon our future profitable operations.

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

Our semiconductor and other customer base historically has been, and is becoming even more, highly concentrated. For the year ended December 31, 2012, three customers, each of whom accounted for more than 10% of Omphalos’ total revenues, represented approximately 83% of the its total revenues. Orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our net sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, we may not be able to replace the business. As our products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us. In addition, certain customers have undergone significant ownership changes, have outsourced manufacturing activities, and/or have entered into strategic alliances or industry consortia that have increased the influence of key semiconductor manufacturers in technology decisions made by their partners, which may result in additional complexities in managing customer relationships and transactions. These factors could have a material, adverse effect on our business, financial condition and results of operations.

Omphalos is highly dependent on one supplier.

For the year ended December 31, 2012, Omphalos obtained 21% of the equipment and parts that it sells to its customers from only two vendors. If either this vendor was to cease supplying us with products for any reason, this would force us to find alternative sources for our products. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

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

Omphalos does not own any real property. The Company leases an office and a warehouse from the wife of our sole director, Mr. Yang. The office maintains office administration and sales facilities and the warehouse maintains inventory. The location of the office and warehouse are Unit 2, 15 Fl., 83, Nankan Rd. Sec. 1, Luchu, Taoyuan County, Taiwan and No.92, Bagu Rd., Lujhu Township, Taoyuan County 338, Taiwan. The office space is approximately 3,700 square feet and the warehouse space is approximately 3,334 square feet.

Generally, Omphalos maintains short-term leases for its office and warehouse, with options to renew, where possible. The terms of the lease for office and warehouse have been extended to January 31, 2016. The Company paid a monthly rent of approximately $1,900 for the periods ended December 31, 2012 and 2011. Accordingly, rent expense under the office and warehouse lease agreements amounted to approximately $22,714 and $22,848 for the periods ended December 31, 2012 and 2011, respectively. The monthly rent payment for 2012 is approximately $22,714.

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

Year Ended December 31,

			First		Second		Third		Fourth

2012	High	$	*	$	*	$	*	$	*
	Low	$	*	$	*	$	*	$	*

2011	High		$0.12		$0.40	$	*	$	*
	Low		$0.12		$0.12	$	*	$	*

2010	High		$0.51		$0.25		$0.15	$	*
	Low		$0.005		$0.25		$0.12	$	*

*no public trading volume

There were approximately 72 holders of record of our common stock as of March 15, 2013.

Although we paid dividends on our common stock in 2008 totaling $175,260, or approximately $0.00583 per share, we paid no dividends on our common stock in 2009, 2010, 2011 or 2012. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

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

Inventory - Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $651,889 and $625,359 at December 31, 2012 and 2011, respectively.

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

Recently Issued Accounting Pronouncements — In July 2012, the Financial Accounting Standards Board (FASB) issued an amendment to Topic 350-Intangibles-Goodwill and Other. This amendment is intended to simplify how entities test indefinite lived intangible assets for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative impairment test described in Topic 350. No further testing is required if the qualitative factors indicate that it is not more likely than not that the indefinite-lived intangible asset is impaired. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect this amendment to have any significant impact on the current year.

Results of Operations

Net Sales. Net sales for the year ended December 31, 2012 were $543,487, compared to $454,091for the year ended December 31, 2011, an increase of $89,396. The sales increase was primarily a result of an increase in laser marking system unit shipments. Sales of reflow soldering ovens sales to printed circuit board (PCB) manufacturers remained unchanged in 2012 compared to 2010. Our average selling price for reflow soldering ovens and laser marking system remain unchanged in 2012 compared to 2011. Net sales from our service and parts sales were $105,156 in 2012 and $215,138 in 2011.

Cost of Sales; Gross Margin. Cost of sales for the year ended December 31, 2012 was $607,406 or 111.8% of net sales, as compared to $875,575 or 192.8% of net sales for the year ended December 31, 2011. Gross profit (loss) for 2012 was $(63,919), compared to $(421,484) for 2011, an inecrease of $357,565. Gross profit (loss) as a percent of net sales was (11.8)% in 2012, compared to (92.8)% in 2011. The change in gross profit percentage was due to that we sold a several slow moving items for a price less than our cost.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the one year ended December 31, 2012 were $791,256 or 145.6% of net sales, as compared to $1,223,494 or 269.4% of net sales, for the year ended December 31, 2011. The decrease in selling, general and administrative expenses was primarily due to decreases in payroll, rent, professional fees, and traveling cost.

Loss from Operations. Loss from operations for the year ended December 31, 2012 was $(855,175), as compared to $(1,644,978), for the year ended December 31, 2011. The decrease in loss from operations for the year ended December 31, 2012 compared with loss from operations for 2011 resulted primarily from a decrease in operating expenses and cost of sales, and an increase in net sales.

Other Income (expenses). Other income (expenses) for the year ended December 31, 2012 was $(21,170) as compared to $36,807 for the year ended December 31, 2011. This change was primarily attributable to a decrease in interest income and the increase in foreign currency exchange loss.

Net Loss. Net loss for the year ended December 31, 2012 was $(876,345) as compared to $(1,608,171) for the year ended December 31, 2011. The increase in net loss was due to the reasons described above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, and cash flow from operations. Our cash and cash equivalent decreased from $826,955 at December 31, 2011 to $342,978 at December 31, 2012.

Net cash flow used in operating activities was $461,812 in fiscal 2012 as compared to net cash flow used in operating activities of $1,143,969 in fiscal 2011, a decrease of $682,157. Net cash flow used in operating activities in fiscal 2012 was mainly due to our net loss of $(876,345), a decrease in accounts receivable of $33,918, a decrease in inventory of $292,758, a decrease in prepaid expenses and other assets of $10,771, and an increase in accounts payable and accrued expenses of $44,187. Net cash flow used in operating activities in fiscal 2011 was mainly due to our net loss of $(1,608,171), an increase in accounts receivable of $62,547, a decrease in inventory of $354,191, a decrease in prepaid expenses and other assets of $443,445, and a decrease in accounts payable and accrued expenses of $356,811.

Net cash flow used in investing activities was $26,543 for 2012 and $34,059 for 2011. For 2012 and 2011, the cash flow used in investing activity was for purchase of a vehicle and office equipment, and patent registration.

Net cash flow provided by financing activities was $0 for 2012 and 2011.

In light of the significant decreases in our net sales over the past fiscal year and current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our financial obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, working capital, and cash generated from operations, will be sufficient to meet our forecasted operating expenses and capital expenditures through 2013.

Capital Expenditures

Total capital expenditures during the year ended December 31, 2012 was $16,877.

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

As of December 31, 2012 and December 31, 2011 the exchange rates between the NTD and the USD ($) were NTD1=$0.03440 and NTD1=$0.03320, respectively. The weighted-average rates of exchange between NTD and USD were NTD1=$0.03380 and NTD1=$0.03400 for the years ended December 31, 2012 and December 31, 2011, respectively. Total translation adjustment recognized as of December 31, 2012 and December 31, 2011 is $575,572 and $505,699, respectively.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2012.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Offices and Corporate Governance. Directors and Executive Officers

Name	Age	Position
Sheng-Peir Yang	56	President, CEO and Director
Chu Pi Yun	42	Chief Financial Officer

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

Involvement in Certain Legal Proceedings

To our knowledge, none of our directors or executive officers (including those of our subsidiaries) have been involved in any of the following events during the past ten years:

•

a petition under the federal bankruptcy laws or any state insolvency law that was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any joint venture in which such person was a general participant at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within two years before the time of such filing;

•	convicted in a criminal proceeding or is, currently, a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities:

o

acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	o	engaging in any type of business practice; or

	o	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•

the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to act as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, for broker, leverage transaction merchant, or any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engage or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

•

found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated;

•

found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•

the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	o	any federal or state securities or commodities law or regulation; or

o

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

	o	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934 (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16 Compliance

The Company is not aware of any securities transaction during the fiscal year ended December 31, 2012, or subsequent thereto what would require a filing pursuant to Section 16 of the Exchange Act of 1934, as amended.

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

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

							Non-
							qualified
						Non-	Deferred
Name						Equity	Compen-	All other
and				Stock	Option	Incentive	sation	compen-
principal		Salary	Bonus	Awards	Awards	Plan	Earnings	sation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
	2012	$80,038							$80,038
Sheng- Peir Yang	2011	$77,907							$77,907
CEO and President	2010	$63,210	—	—	—	—	—	—	$63,210

Pi- Yun Chu	2012	$27,775							$27,775
CFO	2011	$25,246	—	—	—	—	—	—	$25,246
	2010	21,107							21,107

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

Outstanding Equity Awards at Fiscal Year-End

As of our fiscal years ended December 31, 2012 and 2011, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal years ended December 31, 2012 and 2011. No equity awards were granted during the year ended December 31, 2012.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth the number of shares of common stock beneficially owned as of March 15, 2013 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o Omphalos, Corp.

		Percentage of
	Common Stock	Common Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned (1)
Sheng-Peir Yang	18,449,162	61.3%

Chu Pi Yun	683,302	2.3%

All officers and directors as a group (2 persons)	19,132,464	63.6%

* Denotes less than 1%

Beneficial ownership percentages gives effect to the completion of the Share Exchange, and are calculated based on shares of common stock issued and outstanding and is based on a total of 30,063,759 shares of common stock that were issued and outstanding as of March 15, 2013. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2013. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our sole director, Mr. Yang, is a named executive officer of the Company and, accordingly, is not “independent” for purposes of any securities market requirements.

Omphalos does not own any real property. The Company leases an office and a warehouse from the wife of our sole director, Mr. Yang. The annual rent of NT672,000 (NT$56,000 monthly), is approximately US$22,714.

Item 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

	Year	Year
	Ended	Ended
	December	December
	31, 2012	31, 2011

Audit Fees	$31,000	$31,000
Audit-Related Fees
Tax Fees
All Other Fees
	$31,000	$31,000

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and the full Board of Directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our full Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2012, is compatible with maintaining the auditor’s independence.

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

Omphalos, Corp.

Dated: March 27, 2013	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Sheng-Peir Yang	Chief Executive Officer and Director	March 27, 2013
Sheng-Peir Yang

/s/ Chu Pi Yun	Chief Financial Officer (principal
Chu Pi Yun	financial and accounting officer)	March 27, 2013

OMPHALOS, CORP.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2012 AND 2011 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Omphalos Corp.

We have audited the accompanying consolidated balance sheets of Omphalos, Corp. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial positions of Omphalos, Corp. as of December 31, 2012 and 2011, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has net losses of $876,345 and $1,608,171 during the years ended December 31, 2012 and 2011, respectively. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Diamond Bar, California
March 22, 2013

OMPHALOS, CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$342,978	$826,955
Accounts receivable, net	76,680	106,674
Inventory, net	833,028	1,084,955
Prepaid and other current assets	65,815	57,175
Total current assets	1,318,501	2,075,759

Leasehold Improvements and Equipment, net	35,063	27,004

Intangible assets, net	51,695	41,284
Deposits	3,055	19,408

Total Assets	$1,408,314	$2,163,455

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$109,900	$67,784
Accrued salaries and bonus	31,987	32,395
Accrued expenses	59,357	49,734
Total current liabilities	201,244	149,913

Stockholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of December 31, 2012 and 2011	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	575,572	505,699
Retained earnings	580,968	1,457,313
Total Stockholders' equity	1,207,070	2,013,542

Total Liabilities and Shareholders' Equity	$1,408,314	$2,163,455

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Sales, net	$543,487	$454,091

Cost of sales	607,406	875,575

Gross profit (loss)	(63,919)	(421,484)

Selling, general and administrative expenses	791,256	1,223,494

Loss from operations	(855,175)	(1,644,978)

Other income (expenses)
Interest income	486	892
Gain (loss) on foreign currency exchange	(21,656)	35,915
Total other income (expenses)	(21,170)	36,807

Loss before provision for income taxes	(876,345)	(1,608,171)

Provision for income taxes	-	-

Net loss	$(876,345)	$(1,608,171)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759

Net loss per share:
Basic and diluted	$(0.03)	$(0.05)

Other Comprehensive (Loss) Income:
Net loss	$(876,345)	$(1,608,171)
Foreign currency translation adjustment, net of tax	69,873	(82,660)
Comprehensive (Loss) Income	$(806,472)	$(1,690,831)

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(Unaudited)

	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earning	Income	Total

Balance at December 31, 2010	30,063,759	3,007	47,523	3,065,484	588,359	3,704,373

Translation adjustment	-	-	-	-	(82,660)	(82,660)

Net loss	-	-	-	(1,608,171)	-	(1,608,171)

Balance at December 31, 2011	30,063,759	$3,007	$47,523	$1,457,313	$505,699	$2,013,542

Translation adjustment	-	-	-	-	69,873	69,873

Net loss	-	-	-	(876,345)	-	(876,345)

Balance at December 31, 2012	30,063,759	$3,007	$47,523	$580,968	$575,572	$1,207,070

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Cash flows from operating activities
Net loss	$(876,345)	$(1,608,171)
Adjustments to reconcile net income to net cash used in
operating activities:
Amortization and depreciation	11,243	9,923
Allowance for inventory value decline	-	111,916
Foreign currency exchange (gain) loss	21,656	(35,915)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	33,918	(62,547)
Decrease in inventory	292,758	354,191
Decrease in prepaid and other assets	10,771	443,445
Increase (Decrease) in accounts payable	38,556	(312,652)
Increase (Decrease) in accrued expenses	5,631	(44,159)
Net cash used in operating activities	(461,812)	(1,143,969)

Cash flows from investing activities
Purchase of fixed assets	(16,877)	(31,999)
Payments of patent registration	(9,666)	(2,060)
Net cash used in investing activities	(26,543)	(34,059)

Effect of exchange rate changes on cash and cash equivalents	4,378	(855)

Net decrease in cash and cash equivalents	(483,977)	(1,178,883)

Cash and cash equivalents
Beginning	826,955	2,005,838
Ending	$342,978	$826,955

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$-	$-
Income tax	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Going Concern-The Company has incurred a net loss of $876,345 and $1,608,171 during the years ended December 31, 2012 and 2011, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in

Going Concern (Continued) — 2012; (3) The Company plans to continue actively seeing additional funding opportunities to improve and expand upon its product lines.

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $651,889 and $625,359 at December 31, 2012 and 2011, respectively.

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

Revenue Recognition — The Company derives revenues from the sale of equipments and parts to customers. The Company’s standard shipping term is Free on Board (FOB) shipping point. The Company recognizes revenue upon shipment for the sales under the term FOB shipping point. For the sales under other shipping term arrangements, such as FOB destination, the Company recognizes revenue when title passes to and the risks and rewards of ownership have transferred to the customer based on the terms of the sales. Usually no returns, discounts or other allowances are provided to customers. Shipping and handling charges to customers are included in net sales. Shipping and handling charges incurred by the Company are included in cost of goods sold.

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

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation — The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at December 31, 2012 and 2011.

Loss Per Share — The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the years ended December 31, 2012 and 2011, the Company did not have any common equivalent shares.

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

Customers: The Company sells equipment and parts to printed circuit board (PCB) manufacturers in Taiwan and China. The Company performs ongoing credit evaluations of its customers’ financial condition and generally, requires no collateral. For the year ended December 31, 2011, three customers, each of who accounted for more than 10% of the Company’s total revenues, represented approximately 75% of its total revenues, and 88% of accounts receivable in aggregate at December 31, 2011. For the year ended December 31, 2012, three customers, each of who accounted for more than 10% of the Company’s total revenues, represented approximately 83% of its total revenues, and 88% of accounts receivable in aggregate at December 31, 2012.

	Sales for the year			A/R balance as of
Customer	2012	2011		12/31/12	12/31/11
A		$177,206	$		1,616
B		90,100			91,385
C		74,185			-
D	$305,223			$46,135
E	86,514			3,240
F	58,127			18,421

Suppliers: For the year ended December 31, 2012, 21% of the Company’s inventory is purchased from two vendors.

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

Recently Issued Accounting Pronouncements — In July 2012, the Financial Accounting Standards Board (FASB) issued an amendment to Topic 350-Intangibles-Goodwill and Other. This amendment is intended to simplify how entities test indefinite lived intangible assets for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative impairment test described in Topic 350. No further testing is required if the qualitative factors indicate that it is not more likely than not that the indefinite-lived intangible asset is impaired. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect this amendment to have any significant impact on the current year.

NOTE 2. PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment for the years ended December 31:

	2012	2011
Machinery and equipment	$70,208	$67,351
Vehicle	41,257	23,100
Leasehold improvements	12,286	11,786
	123,751	102,237
Less: accumulated depreciation	(88,688)	(75,223)
Property and equipment, net	$35,063	$27,004

NOTE 3. OTHER INTANGIBLE ASSETS

The following reconciliation of other intangible assets is as follows:

	Gross Carrying	Accumulated
	Value	Amortization
Amortized intangible assets:
Patents	$57,736	$6,041

Amortization of intangible assets was $1,158 and $890 for the years ended December 31, 2012 and 2011, respectively. Estimated annual amortization expense for the next five years is $1,158.

NOTE 4. INCOME TAXES

Income before income taxes for the years ended December 31, 2012 and 2011 includes the results of operations of Taiwan and British Virgin Islands. Omphalos Corp. (B.V.I.) and All Fine Technology Co., Ltd. (B.V.I.) are incorporated in British Virgin Islands and are not required to pay income tax. Omphalos Corp. and All Fine Technology Co., Ltd. are incorporated in Taiwan and are subject to Taiwan tax law. The statutory tax rate under Taiwan tax law is 17%. Omphalos Corp. and All Fine Techonolgy Co., Ltd. incurred losses for the years 2012 and 2011. As a result, no tax liability was incurred. Omphalos Corp.’s losses were qualified for net operating losses carryforward for income tax purposes under Taiwan tax law. The Company believes that it is more likely than not that the net operating loss will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses as of December 31, 2012 and 2011. The provision for income taxes calculated at the statutory rates in the combined statements of income is as follows for the years ended December 31:

	2012	2011
Current provision:
Computed (provision for) income taxes at statutory rates in BVI	$-	$-
Computed (provision for) income taxes at statutory rates in Taiwan	-	-
Total current provision	-	-

Deferred provision:	-	-
BVI	-	-
Taiwan- Net operating loss carryforward	38,060	36,511
Valuation allowance	(38,060)	(36,511)
Total deferred provision	-	-
Provision for income taxes	$-	$-

NOTE 5. RELATED-PARTY TRANSACTIONS

Operating Leases---The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2016. The monthly base rent is approximately $1,900. Rent expense under this lease agreement amounted to approximately $22,714 and $22,848 for the years ended December 31, 2012 and 2011, respectively.

NOTE 6. COMMITTMENT

Operating Leases

The Company leases its office from a related party (Note 5) and warehouse facilities from outside parties under operating leases that expire on various dates through 2020. Rental expense for these leases consisted of approximately $69,909 and $109,915 for the years ended December 31, 2012 and 2011, respectively.

Future minimum lease payments under the operating leases are summarized as follows:

Fiscal Year	Amount
2013	$36,415
2014	36,415
2015	36,415
2016	15,594
2017	13,701
Thereafter	33,718
Total	$172,258

NOTE 7. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2012 up through the date the Company issued these financial statements.

******