Form 10-Q
period 2013-03-31
OMPHALOS, CORP
filed 2013-05-09
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

     The number of shares of registrant’s common stock outstanding, as of May 7, 2013 was 30,063,759.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$224,304	$342,978
Accounts receivable, net	6,678	76,680
Inventory, net	742,801	833,028
Prepaid and other current assets	71,268	65,815
Total current assets	1,045,051	1,318,501

Leasehold Improvements and Equipment, net	31,540	35,063

Intangible assets, net	49,964	51,695
Deposits	2,975	3,055

Total Assets	$1,129,530	$1,408,314

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$70,437	$109,900
Accrued salaries and bonus	30,044	31,987
Accrued expenses	56,253	59,357
Total current liabilities	156,734	201,244

Stockholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of March 31, 2013 and December 31, 2012	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	546,358	575,572
Retained earnings	375,908	580,968
Total Stockholders' equity	972,796	1,207,070

Total Liabilities and Shareholders' Equity	$1,129,530	$1,408,314

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	March 31, 2013	March 31, 2012
Sales, net	$66,577	$42,494
Cost of sales	103,333	11,271
Gross profit (loss)	(36,756)	31,223
Selling, general and administrative expenses	171,968	218,079
Loss from operations	(208,724)	(186,856)
Other income (expenses)
Interest income	-	446
Gain (loss) on foreign currency exchange	3,664	(13,477)
Total other income (expenses)	3,664	(13,031)
Loss before provision for income taxes	(205,060)	(199,887)
Provision for income taxes	-	-
Net loss	$(205,060)	$(199,887)
Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759
Net loss per share:
Basic and diluted	$(0.01)	$(0.01)
Other Comprehensive (Loss) Income:
Net loss	$(205,060)	$(199,887)
Foreign currency translation adjustment, net of tax	(29,214)	53,712
Comprehensive (Loss) Income	$(234,274)	$(146,175)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	March 31, 2013	March 31, 2012
Cash flows from operating activities
Net loss	$(205,060)	$(199,887)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	3,018	3,080
Allowance for inventory value decline	-	(179,606)
Foreign currency exchange (gain) loss	(3,664)	13,477
Changes in assets and liabilities:
Decrease in accounts receivable	68,808	81,865
Decrease in inventory	69,250	183,578
Increase in prepaid and other assets	(7,260)	(5,796)
Increase (Decrease) in accounts payable	(27,025)	5,527
Increase (Decrease) in accrued expenses	(2,689)	(24,370)
Net cash used in operating activities	(104,622)	(122,132)

Cash flows from investing activities
Payments of patent registration	-	(5,372)
Net cash used in investing activities	-	(5,372)

Effect of exchange rate changes on cash and cash equivalents	(14,052)	8,225

Net decrease in cash and cash equivalents	(118,674)	(119,279)

Cash and cash equivalents
Beginning	342,978	826,955
Ending	$224,304	$707,676

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$-	$-
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2013; (3) Plans to continue actively seeing additional funding opportunities to improve and expand upon its product lines.

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $634,834 and $651,889 at March 31, 2013 and December 31, 2012, respectively.

Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $6,262 and $6,041 at March 31, 2013 and December 31, 2012, respectively. Annual amortization expense of such intangible assets is expected to be $1,534 per year for the next five years.

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

Operating Leases---The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2016. The monthly base rent is approximately $1,900. Rent expense under this lease agreement amounted to approximately $5,695 and $5,662 for the periods ended March 31, 2013 and 2012, respectively.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. The potential risks and uncertainties that could cause our actual results to differ materially from those expressed or implied herein are set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Net sales for the three months ended March 31, 2013 were $66,577, as compared to $42,494 for the three months ended March 31, 2012. This represents an increase of $24,083 or approximately 56% compared to the prior year period. The increase in net sales is primarily the result of increased demand for new products due to enhanced sales efforts.

Cost of sales increased by $92,062 or approximately 816% to $103,333 for the three months ended March 31, 2013, as compared to $11,271 for the three months ended March 31, 2012. Gross profit (loss) for the three months ended March 31, 2012 was $(36,756), compared to $31,223 for the same period in 2012. Gross profit (loss) as a percentage of net sales was approximately (55)% in the first quarter of 2013, compared to approximately 73% in the same period in 2012. The lower gross profit rate in the first quarter of 2013 was primarily due to the discounted sales of old models.

For the three months ended March 31, 2013, selling, general and administrative expenses totaled $171,968. This was a decrease of $46,111 or approximately 21% as compared to the same period in 2012. The decrease in selling, general and administrative expenses is primarily the result of the decrease in rent, salary, travel, and professional expenses.

For the three months ended March 31, 2013, loss from operations increased to $(208,724) as compared to $(186,856) for the three months ended March 31, 2012. This represents an increased loss of $(21,868) or approximately 11% comparing the two periods. The increase of loss from operations for the three months ended March 31, 2013 is primarily the result of a decrease in gross profit, which is partially offset by a decrease in operating expenses.

Other income (expenses) was $3,664 and $(13,031) for the three months ended March 31, 2013 and 2012, respectively. This represents increased expense of $16,695 or a decrease of approximately 128%. The main reason for this increased other income was a gain on foreign currency exchange of $3,664, as compared to loss of $(13,477) for the prior year period.

Our net loss was $(205,060) for the three months ended March 31, 2013 compared to a net loss of $(199,887) for the three months ended March 31, 2012. The decreased loss for the three months ended March 31, 2013 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $224,304 at March 31, 2013 and $342,978 at December 31, 2012. Our total current assets were $1,045,051 at March 31, 2013, as compared to $1,318,501 at December 31, 2012. Our total current liabilities were $156,734 at March 31, 2013 as compared to $201,244 at December 31, 2012.

We had working capital at March 31, 2013 of $888,317 compared with working capital of $1,117,257 at December 31, 2013. This decrease in working capital was primarily due to a decrease in cash and cash equivalents, account receivable, inventory, prepayments, which is partial offset by a decrease in accounts payable and accrued expenses.

During the three months ended March 31, 2013, net cash used in operating activities was $104,622. Increased net cash used in operating activities was mainly due to our net loss of $205,060, a decrease in accounts receivable of approximately $68,808, a decrease in inventory of approximately $69,250, an increase in prepaid and other asset of approximately $7,260, an increase in accounts payable of approximately $27,025, and an increase in accrued expenses of approximately $2,689.

Net change in cash and cash equivalents was a decrease of $118,674 during the three months ended March 31. 2013.

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

Item 1A.Risk Factors.

The risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2012, filed on March 28, 2013 have not changed except that we disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2013, a new risk factor related to our securities as follows:

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

OMPHALOS, CORP.

Date: May 9, 2013	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: May 9, 2013	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting
Officer and Director