Form 10-Q
period 2013-06-30
OMPHALOS, CORP
filed 2013-08-08
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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
Yes [X] No[   ]

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
Yes [   ] No[X]

     The number of shares of registrant’s common stock outstanding, as of August 5, 2013 was 30,063,759.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$83,608	$342,978
Accounts receivable, net	44,297	76,680
Inventory, net	708,604	833,028
Prepaid and other current assets	73,248	65,815
Total current assets	909,757	1,318,501

Leasehold Improvements and Equipment, net	28,969	35,063

Intangible assets, net	49,437	51,695
Deposits	2,966	3,055

Total Assets	$991,129	$1,408,314

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$79,908	$109,900
Accrued salaries and bonus	32,820	31,987
Accrued expenses	60,093	59,357
Total current liabilities	172,821	201,244

Stockholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of June 30, 2013 and December 31, 2012	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	543,606	575,572
Retained earnings	224,172	580,968
Total Stockholders' equity	818,308	1,207,070

Total Liabilities and Shareholders' Equity	$991,129	$1,408,314

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Sales, net	$155,520	$221,042	$88,943	$178,548
Cost of sales	167,042	125,407	63,709	114,136
Gross profit (loss)	(11,522)	95,635	25,234	64,412
Selling, general and administrative expenses	351,609	426,690	179,641	208,611
Loss from operations	(363,131)	(331,055)	(154,407)	(144,199)
Other income (expenses)
Interest income	33	480	33	34
Gain (loss) on foreign currency exchange	6,302	(5,996)	2,638	7,481
Total other income (expenses)	6,335	(5,516)	2,671	7,515
Loss before provision for income taxes	(356,796)	(336,571)	(151,736)	(136,684)
Provision for income taxes	-	-	-	-
Net loss	$(356,796)	$(336,571)	$(151,736)	$(136,684)
Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759	30,063,759	30,063,759
Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.00)
Other Comprehensive (Loss) Income:
Net loss	$(356,796)	$(336,571)	$(151,736)	$(136,684)
Foreign currency translation adjustment, net of tax	(31,965)	27,425	1,814	(26,287)
Comprehensive (Loss) Income	$(388,762)	$(309,146)	$(149,923)	$(162,971)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	June 30, 2013	June 30, 2012
Cash flows from operating activities
Net loss	$(356,796)	$(336,571)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	5,881	5,249
Allowance for inventory value decline	-	(188,586)
Foreign currency exchange (gain) loss	(6,302)	5,996
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	30,424	(81,197)
Decrease in inventory	101,108	268,351
(Increase) Decrease in prepaid and other assets	(9,430)	110
Increase (Decrease) in accounts payable	(27,038)	(2,051)
Increase (Decrease) in accrued expenses	4,263	(19,548)
Net cash used in operating activities	(257,890)	(348,247)

Cash flows from investing activities
Payments of patent registration	-	(4,809)
Net cash used in investing activities	-	(4,809)

Effect of exchange rate changes on cash and cash equivalents	(1,480)	7,245

Net decrease in cash and cash equivalents	(259,370)	(345,811)

Cash and cash equivalents
Beginning	342,978	826,955
Ending	$83,608	$481,144

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$-	$-
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $632,939 and $651,889 at June 30, 2013 and December 31, 2012, respectively.

Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $6,621 and $6,041 at June 30, 2013 and December 31, 2012, respectively. Annual amortization expense of such intangible assets is expected to be $1,525 per year for the next five years.

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

Operating Leases---The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2016. The monthly base rent is approximately $1,900. Rent expense under this lease agreement amounted to approximately $11,323 and $11,324 for the periods ended June 30, 2013 and 2012, respectively.

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

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Net sales for the three months ended June 30, 2013 were $88,943, as compared to $178,548 for the three months ended June 30, 2012. This represents a decrease of $89,605 or approximately 50.2% compared to the prior year period. The decrease in net sales is primarily the result of a decrease in demand for end products due to poor economic conditions.

Cost of sales decreased by $50,427 or approximately 44.2% to $63,709 for the three months ended June 30, 2013, as compared to $114,136 for the three months ended June 30, 2012. Gross profit (loss) for the three months ended June 30, 2013 was $25,234, compared to $64,412 for the same period in 2012. Gross profit (loss) as a percentage of net sales was approximately 28% in the second quarter of 2013, compared to approximately 36% in the same period in 2012. The lower gross profit rate in the second quarter of 2013 was primarily due to decreased sales and increased costs of sales as compared to the prior period.

For the three months ended June 30, 2013, selling, general and administrative expenses totaled $179,641. This was a decrease of $28,970 or approximately 13.9% as compared to the same period in 2012. The decrease in selling, general and administrative expenses is primarily the result of the decrease in rent, salary, travel, and professional expenses.

For the three months ended June 30, 2013, income (loss) from operations decreased to ($154,407) as compared to ($144,199) for the three months ended June 30, 2012. This represents a decreased loss of $10,208 or approximately 7.1% comparing the two periods. The increased loss from operations for the three months ended June 30, 2013 is primarily the result of decreased in gross profit due to decreased sales volume and increased cost of sales, partially offset by a decrease in selling, general and administrative expenses.

Other income (expenses) was $2,671 and $7,515 for the three months ended June 30, 2013 and 2012, respectively. This represents decreased income of $4,844 or a decrease of approximately 64%. The main reason for this decreased income was a gain on foreign currency exchange of $2,638, as compared to gain of $7,481 for the prior year period.

Our net (loss) was ($151,736) for the three months ended June 30, 2013 compared to net income (loss) of ($136,684) for the three months ended June 30, 2012. The decreased loss for the three months ended June 30, 2013 was due to the reasons described above.

Six Months Ended June 30, 2013 compared to the Six Months Ended June 30, 2012

Net sales for the six months ended June 30, 2013 were $155,520 as compared to $221,042 for the six months ended June 30, 2012. This represents a decrease of $65,522 or approximately 29.6% comparing the two periods. The decrease in net sales is primarily the result of a decrease in demand for end products due to poor economic conditions.

Cost of sales decreased by $41,635 or approximately 31.2%, to $167,042 for the six months ended June 30, 2013 as compared to $125,407 for the six months ended June 30, 2012. Gross profit (loss) for the six months ended June 30, 2013 was ($11,522), compared to $95,635 for the same period in 2012. Gross profit as a percentage of net sales was (7.4%0 in the first half of 2013, compared to 43.3% in the same period in 2012. The lower gross profit rate in the first half of 2013 was primarily due to the increase in sales of new models and parts which is partially offset by the discounted sales of old models.

For the six months ended June 30, 2013, selling, general and administrative expenses totaled $351,609. This was a decrease of $75,081 or approximately 17.6% as compared to $426,690 the same period in 2012. The decrease in selling, general and administrative expenses is primarily the result of the decrease in rent, salary, travel, and professional expenses.

For the six months ended June 30, 2013, (loss) from operations increased to ($363,131) as compared to ($331,055) for the six months ended June 30, 2012. This represents an increased (loss) of ($1,660) or approximately 0.5% comparing the two periods. The increase of (loss) from operations for the six months ended June 30, 2012 is primarily the result of reduced sales volume.

Other income (expenses) was $6,335 and ($5,516) for the six months ended June 30, 2013 and 2012, respectively. This represents increased other expenses of $11,851. The main reason for this increased expense was increased gain on foreign currency exchange.

Our net (loss) was ($356,796) for the six months ended June 30, 2013 compared to net income (loss) of ($336,571) for the six months ended June 30, 2012. The increased (loss) for the six months ended June 30, 2013 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $83,608 at June 30, 2013 and $342,978 at December 31, 2012. Our total current assets were $909,757 at June 30, 2013, as compared to $1,318,501 at December 31, 2012. Our total current liabilities were $172,821 at June 30, 2013 as compared to $201,244 at December 31, 2012.

We had working capital at June 30, 2013 of $736,936 compared with working capital of $1,117,257 at December 31, 2012. This decrease in working capital was primarily due to a decrease in cash and cash equivalents, accounts receivable, inventory, and accounts payable.

During the six months ended June 30, 2013, net cash used in operating activities was $257,890. Increased net cash used in operating activities was mainly due to our net loss of $356,796, a decrease in accounts receivable of approximately $30,424, a decrease in inventory of approximately $101,108, an increase in prepaid and other asset of approximately $9,430, a decrease in accounts payable of approximately $27,038, and an increase in accrued expenses of approximately $4,263.

Net change in cash and cash equivalents was a decrease of $259,370 during the six months ended June 30. 2013.

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

Item 1A.Risk Factors.

The risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2012, filed on March 28, 2013 have not changed except that we disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2013, a new risk factor related to our securities as follows:

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

OMPHALOS, CORP.

Date: August 5, 2013	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: August 5, 2013	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting
Officer and Director