Form 10-Q
period 2013-09-30
OMPHALOS, CORP
filed 2013-11-14
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$178,860	$342,978
Accounts receivable, net	216,210	76,680
Inventory, net	343,665	833,028
Prepaid and other current assets	99,800	65,815
Total current assets	838,535	1,318,501

Leasehold Improvements and Equipment, net	26,809	35,063

Intangible assets, net	49,141	51,695
Deposits	3,001	3,055

Total Assets	$917,486	$1,408,314

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$215,247	$109,900
Accrued salaries and bonus	34,505	31,987
Accrued expenses	94,173	59,357
Loan from shareholder	169,000	-
Total current liabilities	512,925	201,244

Stockholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of September 30, 2013 and December 31, 2012	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	549,835	575,572
Retained earnings (accumulated deficit)	(195,804)	580,968
Total Stockholders' equity	404,561	1,207,070

Total Liabilities and Shareholders' Equity	$917,486	$1,408,314

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Sales, net	$523,427	$401,708	$367,907	$180,666

Cost of sales	790,979	226,775	623,937	101,368

Gross profit (loss)	(267,552)	174,933	(256,030)	79,298

Selling, general and administrative expenses	515,071	609,501	163,462	182,812

Loss from operations	(782,623)	(434,568)	(419,492)	(103,514)

Other income (expenses)
Interest income	33	481	-	1
Gain (loss) on foreign currency exchange	5,818	(12,963)	(484)	(6,967)
Total other income (expenses)	5,851	(12,482)	(484)	(6,966)

Loss before provision for income taxes	(776,772)	(447,050)	(419,976)	(110,480)

Provision for income taxes	-	-	-	-

Net loss	$(776,772)	$(447,050)	$(419,976)	$(110,480)

Weighted average number of common shares: Basic and diluted	30,063,759	30,063,759	30,063,759	30,063,759

Net loss per share: Basic and diluted	$(0.03)	$(0.01)	$(0.01)	$(0.00)

Other Comprehensive (Loss) Income:
Net loss	$(776,772)	$(447,050)	$(419,976)	$(110,480)
Foreign currency translation adjustment, net of tax	(25,737)	61,822	6,228	34,397
Comprehensive (Loss) Income	$(802,509)	$(385,228)	$(413,748)	$(76,083)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	September 30, 2013	September 30, 2012
Cash flows from operating activities
Net loss	$(776,772)	$(447,050)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	9,238	8,511
Allowance for inventory value decline	207,868	(201,991)
Foreign currency exchange (gain) loss	(5,818)	12,963
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(140,034)	18,563
Decrease in inventory	264,156	231,595
Increase in prepaid and other assets	(34,925)	(15,812)
Increase (Decrease) in accounts payable	106,629	60,677
Increase (Decrease) in accrued expenses	38,697	(816)
Net cash used in operating activities	(330,961)	(333,360)

Cash flows from investing activities
Payments of patent registration
	-	(9,637)
Net cash used in investing activities
	-	(9,637)

Cash flows from financing activities
Loan from shareholder	168,000	-
Net cash provided by (used in) financing activities	168,000	-

Effect of exchange rate changes on cash and cash equivalents	(1,157)	10,387

Net decrease in cash and cash equivalents	(164,118)	(332,610)

Cash and cash equivalents
Beginning	342,978	826,955
Ending	$178,860	$494,345

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$-	$-
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Organization — Omphalos Corp. was incorporated as Soyodo Group Holdings, Inc. (“Soyodo”) under the laws of Delaware in March 2003. On February 5, 2008, Soyodo acquired the outstanding shares of Omphalos Corp. Omphalos Corp. (“Omphalos BVI) was incorporated on October 30, 2001 under the laws of the British Virgin Islands. For accounting purposes, the acquisition was treated as a recapitalization of Omphalos BVI. Omphalos BVI owns 100% of Omphalos Corp. (Taiwan); All Fine Technology Co., Ltd. (Taiwan); and All Fine Technology Co., Ltd. (B.V.I.). Omphalos Corp. (Taiwan) and was incorporated on February 13, 1991 under the laws of Republic of China. All Fine Technology Co., Ltd. (Taiwan) was incorporated on March 23, 2004 under the laws of Republic of China. All Fine Technology Co., Ltd. (B.V.I.) was incorporated on February 2, 2005 under the laws of the British Virgin Islands. Omphalos (BVI) and its subsidiaries supply a wide range of equipments and parts, including reflow soldering ovens and automated optical inspection machines for printed circuit board (PCB) manufacturers in Taiwan and China.

Effective April 18, 2008 Soyodo entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omphalos, Corp., a Nevada corporation. Pursuant to the Merger Agreement, Soyodo was merged with and into the surviving corporation, Omphalos Corp. The Articles of Incorporation and bylaws of the surviving corporation became the Articles of Incorporation and bylaws of the Company, and the directors and officers of Soyodo became the members of the board of directors and officers of the Company. Following the execution of the Merger Agreement, the Company filed with the Secretary of State of Delaware and Nevada, a Certificate of Merger. Omphalos, Corp is incorporated on April 15, 2008 under the laws of the state of Nevada. The main purpose of the merger is to change the Company’s name to Omphalos, Corp.

Basis of Consolidation— The consolidated financial statements include the accounts of Omphalos Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Going Concern— The Company has incurred a significant net loss during the past two years and has an accumulated deficit of $195,804 as of September 30, 2013. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

There can be no assurances that there will be adequate financing available to the Company, and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps include: (1) tightly budgeting and controlling all expenses; (2) expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2013; (3) continue to actively seek additional funding opportunities to improve and expand upon its product lines.

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $849,625 and $651,889 at September 30, 2013 and December 31, 2012, respectively.

Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $7,588 and $6,041 at September 30, 2013 and December 31, 2012, respectively. Annual amortization expense of such intangible assets is expected to be $2,190 per year for the next five years.

Foreign-currency Transactions — Foreign-currency transactions are recorded in New Taiwan dollars (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollars, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income, except for those foreign currencies denominated investments in shares of stock when such differences are accounted for as translation adjustments under stockholders’ equity.

Translation Adjustment —The Company financial statements are presented in the U.S. dollars ($), which is the Company’s reporting currency, while its functional currency is New Taiwan dollars (“NTD”). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollars ($) using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD into U.S. dollars are recorded in stockholders’ equity as part of accumulated other comprehensive income.

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

Operating Leases- The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2016. The monthly base rent is approximately $1,900. Rent expense under this lease agreement amounted to approximately $16,934 and $16,985 for the periods ended September 30, 2013 and 2012, respectively.

Loan from related party- The Company has received funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement regarding repayment terms for these funds. As of September 30, 2013, there were $169,000 advances outstanding.

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

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Net sales for the three months ended September 30, 2013 were $367,907, as compared to $180,666 for the three months ended September 30, 2012. This represents an increase of $187,241 or approximately 103% compared to the prior year period. The increase in net sales is primarily the result of increased demand for new products due to enhanced sales efforts.

Cost of sales increased by $522,569 or approximately 516% to $623,937 for the three months ended September 30, 2013, as compared to $101,368 for the three months ended September 30, 2012. Gross profit (loss) for the three months ended September 30, 2013 was $(256,030), compared to $79,298 for the same period in 2012. Gross profit (loss) as a percentage of net sales was approximately (77%) in the third quarter of 2013, compared to approximately 44% in the same period in 2012. The lower gross profit rate in the third quarter of 2012 was primarily due to increased allowance for market value decline for the old inventories that were charged to cost of goods sold which is partially offset by the increase sales in the current period.

For the three months ended September 30, 2013, selling, general and administrative expenses totaled $163,462. This was a decrease of $19,350 or approximately 11.6% as compared to $182,812 for those same expenses for the same period in 2012. The decrease in selling, general and administrative expenses is primarily the result of the decrease in salary, travel, and professional expenses.

For the three months ended September 30, 2013, income (loss) from operations decreased to ($419,492) as compared to ($103,514) for the three months ended September 30, 2012. This represents an increased loss of $315,978 or approximately 305% comparing the two periods. The increased loss from operations for the three months ended September 30, 2013 is primarily the result of decreased in gross profit due to increased cost of sales which is partially offset by increased sales volume, and a decrease in selling, general and administrative expenses.

Other income (expenses) was $(484) and $(6,966) for the three months ended September 30, 2013 and 2012, respectively. This represents decreased loss of $6,482, or a decrease of approximately 93%. The main reason for this decreased loss was a loss on foreign currency exchange of ($484), as compared to a loss of $(6,966) for the prior year period.

Our net loss was ($419,976) for the three months ended September 30, 2013 compared to net loss of ($110,480) for the three months ended September 30, 2012. The increased loss for the three months ended September 30, 2013 was due to the reasons described above.

Nine Months Ended September 30, 2013 compared to the Nine Months Ended September 30, 2012

Net sales for the nine months ended September 30, 2013 were $523,427 as compared to $401,708 for the nine months ended September 30, 2012. This represents an increase of $121,719 or approximately 30.3% comparing the two periods. The increase in net sales is primarily the result of increased demand for new products due to enhanced sales efforts.

Cost of sales increased by $564,204 or approximately 140.5%, to $790,979 for the nine months ended September 30, 2013 as compared to $401,708 for the nine months ended September 30, 2012. Gross profit(loss) for the nine months ended September 30, 2013 was $(267,552), compared to $174,933 for the same period in 2012. Gross profit (loss) as a percentage of net sales was (51.1%) in the first three quarters of 2013, compared to 43.5% in the same period in 2012. The lower gross profit rate in the third quarter of 2012 was primarily due to increased allowance for market value decline for the old inventories that were charged to cost of goods sold which is partially offset by the increase sales in the current period.

For the nine months ended September 30, 2013, selling, general and administrative expenses totaled $515,071. This was a decrease of $94,430 or approximately 15.5% as compared to $609,501 for the same period in 2012. The decrease in selling, general and administrative expenses is primarily the result of the decrease in rent, salary, travel, and professional expenses.

For the nine months ended September 30, 2013, loss from operations decreased to ($782,623) as compared to ($443,568) for the nine months ended September 30, 2012. This represents an increased loss of ($348,055) or approximately 80% comparing the two periods. The decrease of loss from operations for the nine months ended September 30, 2013 is primarily the result of decreased in gross profit due to increased cost of sales which is partially offset by increased sales volume, and a decrease in selling, general and administrative expenses.

Other income (expenses) was $5,851 and ($12,482)for the nine months ended September 30, 2013 and 2012, respectively. This represents increased other income of $18,333. The main reason for this increased income was a gain on foreign currency exchange of $5,818, as compared to gain of ($12,963) for the prior year period which is partially offset by a decreased interest income of $448.

Our net loss was ($776,772) for the nine months ended September 30, 2013 compared to net loss of ($447,050) for the nine months ended September 30, 2012. The increased loss for the nine months ended September 30, 2013 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $178,860 at September 30, 2013 and $342,978 at December 31, 2012. Our total current assets were $838,535 at September 30, 2013, as compared to $1,318,501 at December 31, 2012. Our total current liabilities were $512,925 at September 30, 2013 as compared to $201,244 at December 31, 2012.

We had working capital at September 30, 2013 of $325,610 compared with working capital of $1,117,257 at December 31, 2012. This decrease in working capital was primarily due to a decrease in cash and cash equivalents, accounts receivable , and inventory, and an increase in, prepaid expenses, accounts payable, accrued expenses, and loan from shareholder.

Net cash flow used in operating activities during the nine months ended September 30, 2013 was $330,961, a decrease of 42,399 compared to $333,360 net cash used in operating activities during the nine months ended September 30, 2012. The decrease in the cash used in operating activities was primarily due to increased net loss, increases in foreign currency exchange gain, accounts receivable, prepaid expenses, accounts payable, accrued expenses and allowance for inventory value decline, and a decrease in inventory.

Net cash used in financing activities for the nine months ended September 30, 2013 was $168,000, which was primarily due to advances from shareholder.

Net change in cash and cash equivalents was a decrease of $164,118 during the nine months ended September 30. 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934) (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 1A.Risk Factors.

The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 28, 2013 have not changed except that we disclosed in our quarterly report on Form 10-Q for the quarter ended September 30, 2013, a new risk factor related to our securities as follows:

The market price of our common stock may limit its eligibility for clearing house deposit.

We are advised that if the market price for shares of our common stock is less than $0.10 per share, Depository Trust Company and other securities clearing firms may decline to accept our shares for deposit and refuse to clear trades in our securities. This would materially and adversely affect the marketability and liquidity of our shares and, accordingly, may materially and adversely affect the value of an investment in our common stock.

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

OMPHALOS, CORP.

Date: October 31, 2013	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: October 31, 2013	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting
Officer and Director