Form 10-K
period 2013-12-31
OMPHALOS, CORP
filed 2014-03-31
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[  ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2013.

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
Yes [_] No [x]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [x]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

At June 30, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: approximately $1,202,550.

The number of shares of registrant’s common stock outstanding, as of March 15, 2014 was 30,063,759.

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

Products

Omphalos offers a wide range of products, including the following:

Tamura N2 Reflow Ovens. Omphalos offers the Tamura N2 Reflow Oven as its preferred choice for reflow soldering. The ovens have multiple temperature controlled heat emitting infrared radiation compartments that create a phase change in flux (Small Soldier Particles) turning the solid into a liquid. When cooled in the final compartment, the flux undergoes another phase change turning from a liquid back into a solid forming a bond between the surface mount component and etched circuit board. The Tamura Line takes the additional step of being an oxygen-free environment, instead it utilizes nitrogen gas to minimize oxidation. During the years ended December 31, 2013 and 2012, approximately 0% and 0% of Omphalos’ revenues were generated by these machines, respectively.

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

For the year ended December 31, 2013, the Company obtained 85.18% of the equipment and parts that it sells to its customers from Zhongwei enterprises, Ltd, a Taiwanese company.

Marketing

Most of the Omphalos’ business is generated through personal relationships with its major customers. In addition, it may participate in trade shows and occasionally run advertisements in trade journals and newspapers.

Markets and Customers

Omphalos’ customers include a number of major electronic manufacturing companies, including the following:

		Percentage Revenues
		for
		the Year ended
Name	Location	December 31, 2013

Eastwind Tsusho, Inc.	Eastwind Tsusho, Inc. was founded in 2003. The company is in the business of distribution of appliances, electronics, devices, and motors.	99%

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

Intellectual Property

Omphalos has been granted the following patents:

Name	Patent No	Country	Patent Term
Automatically Labeling and Inspecting Apparatus and Method of Use	M277230	Taiwan	expires 1.20.2015
Automatically Marking and Reading/Distinguishing Apparatus and Method of Use	M277229	Taiwan	expires 1.30.2015
Vehicle Camera Apparatus	M345732	Taiwan	expires 3.19.2018
Automatically Marking and Reading/Distinguishing	I287752	Taiwan	expires 1.30.2050
Servo Motor Control Method and Apparatus Using the Same	I325031	Taiwan	expires 4.19.2027
Laser Machining Module And Laser Machining Table	M411305	Taiwan	expires 2.3.2021
Automatic Board-Flipping Mechanism	M411758	Taiwan	expires 6.7.2026
Automatically Marking and Reading/Distinguishing	11/248,212	U.S.A	expires 6.7. 2026
Laser Machining Module And Laser Machining Table	ZL20112 0073538.7	China	expires 3.18. 2021
Automatic Board-Flipping Mechanism	ZL20112 0073727.4	China	expires 3.18. 2021
Laser Machining Module And Laser Machining Table	3175212	Japan	expires 4.4. 2022
Automatic Board-Flipping Mechanism	3175211	Japan	expires 4.4. 2022
Laser Machining Module And Laser Machining Table	201120392907.9	China	expires 3.05.2021

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

Employees

As of March 15, 2014, Omphalos had 15 full-time employees. None of its employees is represented by a labor union, and Omphalos considers its employee relations to be excellent. Omphalos seeks to use contract workers and anticipates maintaining a small full-time employee base.

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

Our audited financial statements for the year ended December 31, 2013 were prepared based on the assumption that we will continue our operations as a going concern. We has net losses of $948,927 and $876,345 during the years ended December 31, 2013 and 2012, respectively As a result, there may be substantial doubt about our ability to continue as a going concern. Our future is dependent upon our ability to implement our business plans and upon our future profitable operations.

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

Our semiconductor and other customer base historically has been, and is becoming even more, highly concentrated. For the year ended December 31, 2013, one customer accounted for more than 10% of Omphalos’ total revenues, which represented approximately 99% of the its total revenues. Orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our net sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, we may not be able to replace the business. As our products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property- related, or other commercial terms that are less favorable to us. In addition, certain customers have undergone significant ownership changes, have outsourced manufacturing activities, and/or have entered into strategic alliances or industry consortia that have increased the influence of key semiconductor manufacturers in technology decisions made by their partners, which may result in additional complexities in managing customer relationships and transactions. These factors could have a material, adverse effect on our business, financial condition and results of operations.

Omphalos is highly dependent on one supplier.

For the year ended December 31, 2013, Omphalos obtained 85% of the equipment and parts that it sells to its customers from only one vendor. If either this vendor was to cease supplying us with products for any reason, this would force us to find alternative sources for our products. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

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

Generally, Omphalos maintains short-term leases for its office and warehouse, with options to renew, where possible. The terms of the lease for office and warehouse have been extended to January 31, 2016. The Company paid a monthly rent of approximately $1,900 for the periods ended December 31, 2013 and 2012. Accordingly, rent expense under the office and warehouse lease agreements amounted to approximately $22,640 and $22,714 for the periods ended December 31, 2013 and 2012, respectively.

Item 3.	Legal Proceedings.

On January 24, 2013, Artic Automation Co., Ltd. (the “Plaintiff”) filed a complaint against All Fine Technology Co. (TWN), (the “Company”), at Taiwan Taoyuan District Court in Taiwan, for not paying accounts payable of NT$ 990,875, equivalent to $ 33,214 as of December 31, 2013. The Plaintiff claimed that the Company has the obligation to pay after receiving certain products. However, the Company claims that those products are defective and not suitable for re-sell. The case went to trial on March 20, 2013, and the court decided that the Company is required to pay that amount for those products. An appeal was filed on December 27, 2013 by the Company. The hearing for the appeal was held on January 2, 2014 at Taiwan High Court in Taipei City, Taiwan. The case is, currently, in a settlement stage between the Plaintiff and the Company. As of December 31, 2013, the Company has recorded the liability of NT$990,875, equivalent to $33,214.

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

Year Ended December 31,
			First		Second		Third		Fourth

2013	High		$0.10	$	*	$	*		$0.10
	Low		$0.10	$	*	$	*		$0.10

2012	High	$	*	$	*	$	*	$	*
	Low	$	*	$	*	$	*	$	*

2011	High		$0.12		$0.40	$	*	$	*
	Low		$0.12		$0.12	$	*	$	*

*no public trading volume

There were approximately 72 holders of record of our common stock as of March 15, 2014.

Although we paid dividends on our common stock in 2008 totaling $175,260, or approximately $0.00583 per share, we paid no dividends on our common stock in 2009, 2010, 2011, 2012 or 2013. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

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

Inventory - Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $612,216 and $651,889 at December 31, 2013 and 2012, respectively.

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

Results of Operations

The following table presents the consolidated results of the Company for the years ended December 31, 2013 and 2012.

Net Sales. Net sales for the year ended December 31, 2013 were $790,404, compared to $543,487 for the year ended December 31, 2012, an increase of $246,917. The sales increase was primarily a result of an increase in laser marking system unit shipments. Sales of reflow soldering ovens sales to printed circuit board (PCB) manufacturers remained unchanged in 2013 compared to 2012. Our average selling price for reflow soldering ovens and laser marking system remain unchanged in 2013 compared to 2012. Net sales from our service and parts sales were $24,772 in 2013 and $105,156 in 2012.

Cost of Sales; Gross Margin. Cost of sales for the year ended December 31, 2013 was $1,021,173 or 129.2% of net sales, as compared to $607,406 or 111.8% of net sales for the year ended December 31, 2012. Gross (loss) for 2013 was $(230,769), compared to $(63,919) for 2012, an increase of $(166,850). Gross profit (loss) as a percent of net sales was (29.2)% in 2013, compared to (11.8)% in 2012. The change in gross profit percentage was due to that we sold a several slow moving items for a price less than our cost and an increase in reserve for slow moving items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the one year ended December 31, 2013 were $721,647 or 91.3% of net sales, as compared to $791,256 or 145.6% of net sales, for the year ended December 31, 2012. The decrease in selling, general and administrative expenses was primarily due to decreases in payroll, rent, professional fees, and traveling cost.

Loss from Operations. Loss from operations for the year ended December 31, 2013 was $(952,416), as compared to $(855,175), for the year ended December 31, 2012. The increase in loss from operations for the year ended December 31, 2013 compared with loss from operations for 2012 resulted primarily from an increase in the cost of sales, which is partially offset by a decrease in operating expenses and an increase in net sales.

Other Income (expenses). Other income (expenses) for the year ended December 31, 2013 was $3,489 as compared to $(21,170) for the year ended December 31, 2012. This change was primarily attributable to an increase in interest income and the increase in foreign currency exchange loss.

Net Loss. Net loss for the year ended December 31, 2013 was $(948,927) as compared to $(876,345) for the year ended December 31, 2012. The increase in net loss was due to the reasons described above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, and cash flow from operations. Our cash and cash equivalent decreased from $342,978 at December 31, 2012 to $91,801 at December 31, 2013.

Net cash flow used in operating activities was $526,227 in fiscal 2013 as compared to net cash flow used in operating activities of $461,812 in fiscal 2012, an increase of $64,415. Net cash flow used in operating activities in fiscal 2013 was mainly due to our net loss of $(948,927), an increase in accounts receivable of $246,216, a decrease in inventory of $486,013, an increase in prepaid expenses and other assets of $1,647, an increase in accounts payable and accrued expenses of $94,046, and an increase in due to related parties of $64,472. Net cash flow used in operating activities in fiscal 2012 was mainly due to our net loss of $(876,345), a decrease in accounts receivable of $33,918, a decrease in inventory of $292,758, a decrease in prepaid expenses and other assets of $10,771, and an increase in accounts payable and accrued expenses of $44,187.

Net cash flow used in investing activities was $0 for 2013 and $26,543 for 2012. For 2012, the cash flow used in investing activity was for purchase of a vehicle and office equipment, and patent registration.

Net cash flow provided by financing activities was $$276,905 for 2013 and $0 for 2012. For 2013, the cash flow provided by financing activity was from loan from shareholders.

In light of the significant decreases in our net sales over the past fiscal year and current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our financial obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, working capital, and cash generated from operations, will be sufficient to meet our forecasted operating expenses and capital expenditures through 2014.

Capital Expenditures

Total capital expenditures during the years ended December 31, 2013 and 2012 was $0 and $16,877, respectively.

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

As of December 31, 2013 and December 31, 2012 the exchange rates between the NTD and the USD ($) were NTD1=$0.03350 and NTD1=$0.03440, respectively. The weighted-average rates of exchange between NTD and USD were NTD1=$0.03369 and NTD1=$0.03380 for the years ended December 31, 2013 and December 31, 2012, respectively. Total translation adjustment recognized as of December 31, 2013 and December 31, 2012 is $549,426 and $575,572, respectively.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2013.

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

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Sheng-Peir Yang	57	President, CEO and Director
Chu Pi Yun	43	Chief Financial Officer

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

Section 16 Compliance

The Company is not aware of any securities transaction during the fiscal year ended December 31, 2013, or subsequent thereto what would require a filing pursuant to Section 16 of the Exchange Act of 1934, as amended.

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

Item 11.	Executive Compensation.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan ($)	Non- qualified Deferred Compen- sation Earnings ($)	All other compen- sation ($)	Total ($)
Sheng-	2013	$74,792							$74,792
Peir
Yang	2012	$80,038							$80,038
CEO and
President	2011	$77,907	—	—	—	—	—	—	$77,907

Pi-Yun	2013	$22,316							$22,316
Chu	2012	$27,775	—	—	—	—	—	—	$27,775
CFO	2011	25,246							25,246

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

Outstanding Equity Awards at Fiscal Year-End

As of our fiscal years ended December 31, 2013 and 2012, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal years ended December 31, 2013 and 2012. No equity awards were granted during the year ended December 31, 2013.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of common stock beneficially owned as of March 15, 2014 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o Omphalos, Corp.

		Percentage of
	Common Stock	Common Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned (1)
Sheng-Peir Yang	18,449,162	61.3%

Chu Pi Yun	683,302	2.3%

All officers and directors as a group (2 persons)	19,132,464	63.6%

* Denotes less than 1%

Beneficial ownership percentages gives effect to the completion of the Share Exchange, and are calculated based on shares of common stock issued and outstanding and is based on a total of 30,063,759 shares of common stock that were issued and outstanding as of March 15, 2014. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2014. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our sole director, Mr. Yang, is a named executive officer of the Company and, accordingly, is not “independent” for purposes of any securities market requirements.

Omphalos does not own any real property. The Company leases an office and a warehouse from the wife of our sole director, Mr. Yang. The annual rent of NT672,000 (NT$56,000 monthly), is approximately US$22,640.

Item 14.	Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

	Year	Year
	Ended	Ended
	December	December
	31, 2013	31, 2012

Audit Fees	$31,000	$31,000
Audit-Related Fees
Tax Fees
All Other Fees
	$31,000	$31,000

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and the full Board of Directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our full Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2013, is compatible with maintaining the auditor’s independence.

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

Omphalos, Corp.

Dated: March 24, 2014	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Sheng-Peir Yang	Chief Executive Officer and
	Director	March 24, 2014
Sheng-Peir Yang

/s/ Chu Pi Yun	Chief Financial Officer (principal
	financial and accounting officer)	March 24, 2014
Chu Pi Yun

OMPHALOS, CORP.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2013 AND 2012 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Omphalos Corp.

We have audited the accompanying consolidated balance sheets of Omphalos Corp. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial positions of Omphalos Corp. as of December 31, 2013 and 2012, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has net losses of $948,927 and $876,345 during the years ended December 31, 2013 and 2012, respectively. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KCCW Accountancy Corp.

Diamond Bar, California
March 22, 2014

OMPHALOS, CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
Assets
Current Assets
Cash and cash equivalents	$91,801	$342,978
Accounts receivable, net	319,692	76,680
Inventory, net	328,157	833,028
Prepaid and other current assets	64,943	65,815
Total current assets	804,593	1,318,501

Leasehold Improvements and Equipment, net	22,260	35,063

Intangible assets, net	30,663	51,695
Deposits	3,804	3,055

Total Assets	$861,320	$1,408,314

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$243,527	$109,900
Accrued salaries and bonus	33,844	31,987
Accrued expenses	12,297	59,357
Due to related parties	64,147	-
Total current liabilities	353,815	201,244

Non-current Liabilities
Loan from shareholders	275,508	-
Total liabilities	629,323	201,244

Stockholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of December 31, 2013 and 2012	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	549,426	575,572
Retained earnings	(367,959)	580,968
Total Stockholders' equity	231,997	1,207,070

Total Liabilities and Shareholders' Equity	$861,320	$1,408,314

The Accompanying Notes Are an Integral Part of the Financial Statements

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Sales, net	$790,404	$543,487

Cost of sales	1,021,173	607,406

Gross profit (loss)	(230,769)	(63,919)

Selling, general and administrative expenses	721,647	791,256

Loss from operations	(952,416)	(855,175)

Other income (expenses)
Interest income	41	486
Interest expense	(2,295)	-
Gain (loss) on foreign currency exchange	5,743	(21,656)
Total other income (expenses)	3,489	(21,170)

Loss before provision for income taxes	(948,927)	(876,345)

Provision for income taxes	-	-

Net loss	$(948,927)	$(876,345)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759

Net loss per share:
Basic and diluted	$(0.03)	$(0.03)

Other Comprehensive (Loss) Income:
Net loss	$(948,927)	$(876,345)
Foreign currency translation adjustment, net of tax	(26,146)	69,873
Comprehensive (Loss) Income	$(975,073)	$(806,472)

The Accompanying Notes Are an Integral Part of the Financial Statements

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(Unaudited)

	Common Stock		Additional
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earning	Income	Total

Balance at December 31, 2011	30,063,759	3,007	47,523	1,457,313	505,699	2,013,542

Translation adjustment	-	-	-	-	69,873	69,873

Net loss	-	-	-	(876,345)	-	(876,345)
Balance at December 31, 2012	30,063,759	$3,007	$47,523	$580,968	$575,572	$1,207,070

Translation adjustment	-	-	-	-	(26,146)	(26,146)

Net loss	-	-	-	(948,927)	-	(948,927)
Balance at December 31, 2013	30,063,759	$3,007	$47,523	$(367,959)	$549,426	$231,997

The Accompanying Notes Are an Integral Part of the Financial Statements

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Cash flows from operating activities
Net loss	$(948,927)	$(876,345)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	31,775	11,243
Foreign currency exchange (gain) loss	(5,743)	21,656
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(246,216)	33,918
Decrease in inventory	486,013	292,758
Decrease (increase) in prepaid and other assets	(1,647)	10,771
Increase in accounts payable	137,130	38,556
Increase (Decrease) in accrued expenses	(43,084)	5,631
Increase in due to related parties	64,472	-
Net cash used in operating activities	(526,227)	(461,812)

Cash flows from investing activities
Purchase of fixed assets	-	(16,877)
Payments of patent registration	-	(9,666)
Net cash used in investing activities	-	(26,543)

Cash flows from financing activities
Proceeds loan from shareholders	276,905	-
Net cash provided by financing activities	276,905	-

Effect of exchange rate changes on cash and cash equivalents	(1,855)	4,378

Net decrease in cash and cash equivalents	(251,177)	(483,977)

Cash and cash equivalents
Beginning	342,978	826,955
Ending	$91,801	$342,978

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$1,685	$-
Income tax	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements

OMPHALOS, CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

Going Concern-The Company has incurred a net loss of $948,927 and $876,345 during the years ended December 31, 2013 and 2012, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Accounts Receivable — Accounts receivables are carried at original invoice amount less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts on a quarterly basis based on a review of the current status of existing receivables, account aging, historical collection experience, subsequent collections, management's evaluation of the effect of existing economic conditions, and other known factors. The provision is provided for the above estimates made for all doubtful receivables. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. Recoveries of trade receivables previously written off are recorded when received.

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $612,216 and $651,889 at December 31, 2013 and 2012, respectively.

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

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation — The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at December 31, 2013 and 2012.

Loss Per Share — The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the years ended December 31, 2013 and 2012, the Company did not have any common equivalent shares.

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

Customers: The Company sells equipment and parts to printed circuit board (PCB) manufacturers in Taiwan and China. The Company performs ongoing credit evaluations of its customers’ financial condition and generally, requires no collateral. For the year ended December 31, 2012, three customers, each of who accounted for more than 10% of the Company’s total revenues, represented approximately 83% of its total revenues, and 88% of accounts receivable in aggregate at December 31, 2012. For the year ended December 31, 2013, only one customer accounted for more than 10% of the Company’s total revenues, represented approximately 76% of its total revenues, and 98% of accounts receivable in aggregate at December 31, 2013.

	Sales for the year		A/R balance as of
Customer	2013	2012	12/31/13	12/31/12
A	$603,441	$305,223	$311,866	$46,135
B	-	86,514	-	3,240
C	-	58,127	-	18,421

Suppliers: For the year ended December 31, 2012, 21% of the Company’s inventory was purchased from two vendors. For the year ended December 31, 2013, 71% of the Company’s inventory was purchased from two vendors.

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

NOTE 2. PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment for the years ended December 31:

	2013	2012
Machinery and equipment	$68,412	$70,208
Vehicle	40,201	41,257
Leasehold improvements	11,971	12,286
	120,584	123,751
Less: accumulated depreciation	(98,324)	(88,688)
Property and equipment, net	$22,260	$35,063

Depreciation expense for the years ended December 31, 2013 and 2012 were $11,965 and $10,085 respectively.

NOTE 3. OTHER INTANGIBLE ASSETS

The following reconciliation of other intangible assets is as follows:

	Gross Carrying	Accumulated
	Value	Amortization
Amortized intangible assets:
Patents	$56,220	$25,597

Amortization of intangible assets was $19,810 and $1,158 for the years ended December 31, 2013 and 2012, respectively.

Estimated amortization for the next five years and thereafter is as follows:

2014	$3,871
2015	3,390
2016	3,346
2017	3,346
2018	3,346
Thereafter	13,364
$30,663

NOTE 4. INCOME TAXES

The Company is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. No provision for income taxes have been made as the Company has no taxable income. Income before income taxes for the years ended December 31, 2013 and 2012 includes the results of operations of Taiwan and British Virgin Islands. Omphalos Corp. (B.V.I.) and All Fine Technology Co., Ltd. (B.V.I.) are incorporated in British Virgin Islands and are not required to pay income tax. Omphalos Corp. and All Fine Technology Co., Ltd. are incorporated in Taiwan and are subject to Taiwan tax law. The statutory tax rate under Taiwan tax law is 17%. Omphalos Corp. and All Fine Techonolgy Co., Ltd. incurred losses for the years 2013 and 2012. As a result, no tax liability was incurred. Omphalos Corp.’s losses were qualified for net operating losses carryforward for ten years for income tax purposes under Taiwan tax law. The Company believes that it is more likely than not that the net operating loss will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses as of December 31, 2013 and 2012. The provision for income taxes calculated at the statutory rates in the combined statements of income is as follows for the years ended December 31:

	2013	2012
Current provision:
Computed (provision for) income taxes at statutory rates in U.S.	$-	$-
Computed (provision for) income taxes at statutory rates in BVI	-	-
Computed (provision for)income taxes at statutory rates in Taiwan	-	-
Total current provision	-	-

Deferred provision:
U.S	-	-
BVI	-	-
Taiwan- Net operating loss carryforward	37,936	38,060
Valuation allowance	(37,936)	(38,060)
Total deferred provision	-	-
Provision for income taxes	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2013 and 2012:

	2013		2012
U.S. Federal tax at statutory rate	34%		34%
Valuation allowance	(34%	)	(34%	)
Foreign income tax- Taiwan	17%		17%
Other (a)	(17%	)	(17%	)
Effective tax rate	0%		0%

(a) Other represents expenses incurred by the Company that are not deductible for Taiwan income taxes and changes in valuation allowance for Taiwanese entities for the years ended December 31, 2013 and 2012.

NOTE 5. RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2016. The monthly base rent is approximately $1,900. Rent expense under this lease agreement amounted to approximately $22,640 and $22,714 for the years ended December 31, 2013 and 2012, respectively.

Loan from Shareholders

On July 26, 2013, the Company entered a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent approximately $167,600 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015.

On December 31, 2013, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its officer and shareholder to advance NT$5,000,000, equivalent approximately $167,600 for working capital purpose. The term of the loan started from January 1, 2014 with maturity date on December 31, 2015.

As of December 31, 2013, there were $275,508 advances outstanding. Interest expense was $2,295 for the year ended December 31, 2013.

NOTE 6. COMMITTMENT

Operating Leases

The Company leases its office from a related party (Note 5) and warehouse facilities from outside parties under operating leases that expire on various dates through 2020. Rental expense for these leases consisted of approximately $41,326 and $69,909 for the years ended December 31, 2013 and 2012, respectively.

Future minimum lease payments under the operating leases are summarized as follows:

Fiscal Year	Amount
2014	$46,763
2015	36,223
2016	15,470
2017	13,584
2018	12,371
Thereafter	21,225
Total	$145,636

NOTE 7. CONTINGENCIES AND LEGAL PROCEEDINGS

On January 24, 2013, Artic Automation Co., Ltd. (the “Plaintiff”) filed a complaint against All Fine Technology Co. (TWN), (the Company), at Taiwan Taoyuan District Court in Taiwan, for not paying accounts payable of NT$ 990,875, equivalent to $ 33,214 as of December 31, 2013. The Plaintiff claimed that the Company has the obligation to pay off the dues after receiving the products. However, the Company disputed Plaintiff’s claim that the received products were defective and not able to resale. The case went to trial on March 20, 2013, and the court pronounced its judgment that the Company had to repay the liability. An appeal was filed on December 27, 2013 by the Company. The hearing for the appeal was held on January 2, 2014 at Taiwan High Court in Taipei City, Taiwan. The case is currently under settlement stage between the Plaintiff and the Company. As of December 31, 2013, the Company has recorded the full liability of NT$990,875, equivalent to $33,214 according to FASB ASC 450-20-25-2 under Topic 450, “Contingencies Loss Contingencies Recognition”.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2013 up through the date the Company issued these financial statements.

******