Form 10-Q
period 2014-03-31
OMPHALOS, CORP
filed 2014-05-14
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

Yes [   ] No [X]

The number of shares of registrant’s common stock outstanding, as of May 7, 2014 was 30,063,759.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$264,606	$91,801
Accounts receivable, net	82,246	319,692
Inventory, net	353,338	328,157
Prepaid and other current assets	62,441	64,943
Total current assets	762,631	804,593

Leasehold Improvements and Equipment, net	18,923	22,260

Intangible assets, net	29,092	30,663
Deposits	3,727	3,804

Total Assets	$814,373	$861,320

Liabilities and Stockholders' Equity
Current Liabilities
Short-term bank loans	$197,040	$-
Accounts payable	131,386	243,527
Accrued salaries and bonus	29,946	33,844
Accrued expenses	10,701	12,297
Due to related parties	71,182	64,147
Total current liabilities	440,255	353,815

Long-term Liabilities
Loan from shareholders	328,400	275,508
Total liabilities	768,655	629,323

Stockholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of March 31, 2014 and December 31, 2013	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	545,782	549,426
Accumulated deficit	(550,594)	(367,959)
Total Stockholders' equity	45,718	231,997

Total Liabilities and Shareholders' Equity	$814,373	$861,320

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	2014	2013
Sales, net	$14,214	$66,577
Cost of sales	318	103,333
Gross profit (loss)	13,896	(36,756)
Selling, general and administrative expenses	198,678	171,968
Loss from operations	(184,782)	(208,724)
Other income (expenses)
Interest income	143	-
Interest expense	(2,696)	-
Gain on foreign currency exchange	4,700	3,664
Total other income (expenses)	2,147	3,664
Loss before provision for income taxes	(182,635)	(205,060)
Provision for income taxes	-	-
Net loss	$(182,635)	$(205,060)
Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759
Net loss per share:
Basic and diluted	$(0.01)	$(0.01)
Other Comprehensive Loss:
Net loss	$(182,635)	$(205,060)
Foreign currency translation adjustment, net of tax	(3,644)	(29,214)
Comprehensive Loss	$(186,279)	$(234,274)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	2014	2013
Cash flows from operating activities
Net loss	$(182,635)	$(205,060)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	3,857	3,018
Foreign currency exchange (gain) loss	(4,700)	(3,664)
Changes in assets and liabilities:
Decrease in accounts receivable	232,298	68,808
(Increase) Decrease in inventory	(32,023)	69,250
Decrease (Increase) in prepaid and other assets	1,191	(7,260)
Decrease in accounts payable	(107,822)	(27,025)
Decrease in accrued expenses	(4,584)	(2,689)
Increase in due to related parties	8,385	-
Net cash used in operating activities	(86,033)	(104,622)

Cash flows from financing activities
Proceeds from short-term bank loans	198,180	-
Proceeds advanced from related parties	58,819	-
Net cash provided by financing activities	256,999	-

Effect of exchange rate changes on cash and cash equivalents	1,839	(14,052)

Net increase (decrease) in cash and cash equivalents	172,805	(118,674)

Cash and cash equivalents
Beginning	91,801	342,978
Ending	$264,606	$224,304

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$1,708	$-
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S- X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Going Concern— The Company has incurred a significant net loss during the past two years and has an accumulated deficit of $550,594 as of March 31, 2014. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2014; (3) The Company plans to continue actively seeing additional funding opportunities to improve and expand upon its product lines.

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $562,889 and $612,216 at March 31, 2014 and December 31, 2013, respectively.

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

Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $26,026 and $25,597 at March 31, 2014 and December 31, 2013, respectively. Amortization of intangible assets was $954 and $221 for the three months ended March 31, 2014 and 2013, respectively.

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

Stock Based Compensation — The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at March 31, 2014 and December 31, 2013.

Loss Per Share — The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the three months ended March 31, 2014 and 2013, the Company did not have any common equivalent shares.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

2.	SHORT-TERM BANK LOANS

On February 25, 2014, the Company entered a six-month line of credit agreement with Bank SinoPac (Taiwan). The outstanding balance bearing interest at a floating rate of prime rate plus 1.05%, of which prime rate was based on four-to-six month time deposit interest rate of Bank SinoPac(Taiwan). The actual interest rate as of March 31, 2014 was 1.99%. The Company borrowed NT$2,000,000, approximately equivalent to $65,680, on February 27, 2014, March 4, 2014, and March 17, 2014, totaling NT$6,000,000, or $197,040, and the principals were due on August 26, 2014, September 3, 2014, and September 16, 2014, respectively. The line of credit is collateralized by a real property owned by one of the Company's shareholders, and also guaranteed by the shareholder.

Interest expense of short-term bank loans was approximately $263 for the three months ended March 31, 2014.

3.	RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2016. The monthly base rent is approximately $1,900. Rent expense under this lease agreement amounted to approximately $5,550 and $5,695 for the periods ended March 31, 2014 and 2013, respectively.

Loan from related party

On July 26, 2013, the Company entered a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent approximately $164,200 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015.

On December 31, 2013, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its officer and shareholder to advance NT$5,000,000, equivalent approximately $164,200 for working capital purpose. The term of the loan started from January 1, 2014 with maturity date on December 31, 2015.

As of March 31, 2014 and December 31, 2013, there were $328,400 and $275,508 advances outstanding, respectively. Interest expense was $2,433 for the three months ended March 31, 2014.

Advances from related party- The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2014, there were $71,182 advances outstanding.

4.	CONTINGENCIES AND LEGAL PROCEEDINGS

On January 24, 2013, Artic Automation Co., Ltd. (the “Plaintiff”) filed a complaint against All Fine Technology Co. (TWN), (the Company), at Taiwan Taoyuan District Court in Taiwan, for not paying accounts payable of NT$ 990,875, equivalent to approximately $ 32,540. The Plaintiff claimed that the Company has the obligation to pay off the dues after receiving the products. However, the Company disputed Plaintiff’s claim that the received products were defective and not able to re-sell. The case went to trial on March 20, 2013, and the court pronounced its judgment that the Company had to repay the liability. An appeal was filed on December 27, 2013 by the Company. The hearing for the appeal was held on January 2, 2014 at Taiwan High Court in Taipei City, Taiwan. On April 23, 2014, the Company and the Plaintiff reached a settlement that the Company will repay NT$820,000, equivalent to approximately $26,930 to the plaintiff on 05/07/2014. As such, the case was closed. The liability was recorded as of March 31, 2014.

5.	SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2014 up through the date the Company issued these financial statements.

******

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. The potential risks and uncertainties that could cause our actual results to differ materially from those expressed or implied herein are set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net sales for the three months ended March 31, 2014 were $14,214, as compared to $66,577 for the three months ended March 31, 2013. This represents a decrease of $52,363 or approximately 79% compared to the prior year period. The decrease in net sales is primarily the result of a decrease in demand for end products due to poor economic conditions.

Cost of sales decreased by $103,015 or approximately 99.69% to $318 for the three months ended March 31, 2014, as compared to $103,333 for the three months ended March 31, 2013. Gross profit (loss) for the three months ended March 31, 2014 was $13,896, compared to $(36,756), for the same period in 2013. Gross profit (loss) as a percentage of net sales was approximately 98% in the first quarter of 2014, compared to approximately (55)% in the same period in 2013. The higher gross profit rate in the first quarter of 2014 was primarily due to discounted sales of old models.

For the three months ended March 31, 2014, selling, general and administrative expenses totaled 198,678. This was an increase of $26,710 or approximately 16% as compared to the same period in 2013. The increase in selling, general and administrative expenses is primarily the result of the increase in rent, salary, travel, and professional expenses.

For the three months ended March 31, 2014, loss from operations increased to $(184,782) as compared to $(208,724) for the three months ended March 31, 2013. This represents a decreased loss of $23,942 or approximately 11% comparing the two periods. The decrease of loss from operations for the three months ended March 31, 2014 is primarily the result of an increase in gross profit, which is partially offset by an increase in operating expenses.

Other income (expenses) was $2,147 and $3,664 for the three months ended March 31, 2014 and 2013, respectively. This represents decreased income of $1,517 or approximately 41%. The main reason for this decreased other income was interest expense of $2,696, which is partially offset by an increase in a gain on foreign currency exchange of $4,700, as compared to $3,664 for the quarter ended March 31, 2013.

Our net loss was $(182,635) for the three months ended March 31, 2014 compared to a net loss of $(205,060) for the three months ended March 31, 2013. The decreased loss for the three months ended March 31, 2014 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $264,606 at March 31, 2014 and $91,801 at December 31, 2013. Our total current assets were $762,631 at March 31, 2014, as compared to $804,593 at December 31, 2013. Our total current liabilities were $440,255 at March 31, 2014 as compared to $353,815 at December 31, 2013.

We had working capital at March 31, 2014 of $322,376 compared with working capital of $450,778 at December 31, 2013. This decrease in working capital was primarily due to a decrease in account receivable and increase in short-term bank loans, which is partial offset by increases in cash and cash equivalents, inventory, and due to related parties, and decreases in accounts payable and accrued expenses.

Net cash flow used in operating activities during the three months ended March 31, 2014 was $86,033, a decrease of 18,589 compared to $104,622 net cash used in operating activities during the three months ended March 31, 2013. The decrease in the cash used in operating activities was primarily due to decreased net loss, increases in inventory and foreign currency exchange gain, and a decrease in accounts receivable, prepaid expenses, accrued expenses, and accounts payable.

Net cash used in financing activities for the three months ended March 31, 2014 was $256,999, which was primarily due to proceeds from short-term bank loans and loans from an officer and shareholder.

Net change in cash and cash equivalents was an increase of $172,805 during the three months ended March 31. 2014.

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

As a smaller reporting company, we are not required to provide this information.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

On January 24, 2013, Artic Automation Co., Ltd. (the “Plaintiff”) filed a complaint against All Fine Technology Co. (TWN), (the “Company”), at Taiwan Taoyuan District Court in Taiwan, for not paying accounts payable of NT$ 990,875, equivalent to approximately $ 32,540. The Plaintiff claimed that the Company has the obligation to pay for certain products. However, the Company disputed Plaintiff’s claim, as those products were defective and not able to be sold. The case went to trial on March 20, 2013, and the court pronounced its judgment that the Company had to pay the requested amount. An appeal was filed on December 27, 2013, by the Company. The hearing for the appeal was held on January 2, 2014 at Taiwan High Court in Taipei City, Taiwan. On April 23, 2014, the Company and the Plaintiff reached a settlement that the Company will repay NT$820,000, equivalent to approximately $26,930 to the Plaintiff on May 7, 2014. As such, the case was closed. The liability was recorded as of March 31, 2014.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide this information; provided, however:

The market price of our common stock may limit its eligibility for clearing house deposit.

We have been advised that if the market price for shares of our common stock is less than $0.10 per share, The Depository Trust Company and other securities clearing firms may decline to accept shares of our common stock for deposit and refuse to clear trades. This would materially and adversely affect the marketability and liquidity of our common stock, and, accordingly, may materially and adversely affect the value of an investment in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
Number	Description
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

3.8	Certificate of Merger filed with the Secretary of State of Delaware (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2008)

3.9	Certificate of Merger filed with Secretary of State of Nevada (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2008)

3.10	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2008)

10.1	Employment Agreement with Pi-Yun Chu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 20, 2008)

10.2	Employment Agreement with Shen-Ren Li (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 20, 2008)

10.3	Employment Agreement with Sheng-Peir Yang (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 20, 2008)

10.4	Purchase and Sale Agreement with Tamura Corporation, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.

10.5	Lease Agreement for property, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.

21	List of Subsidiaries, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.

31.1	Certification by Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

31.2	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

32.1	Certification by Principal Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

32.2	Certification by Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase+
101.DEF	XBRL Taxonomy Extension Definition Linkbase+
101.LAB	XBRL Taxonomy Extension Label Linkbase+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase+

*filed herewith
+submitted herewith

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMPHALOS, CORP.

Date: May 8, 2014	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: May 8, 2014	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting
Officer and Director