Form 10-Q
period 2014-06-30
OMPHALOS, CORP
filed 2014-08-07
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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
Yes [   ] No [X]

     The number of shares of registrant’s common stock outstanding, as of August 5, 2014 was 30,063,759.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$253,124	$91,801
Accounts receivable, net	88,054	319,692
Inventory, net	216,279	328,157
Prepaid and other current assets	55,307	64,943
Total current assets	612,764	804,593

Leasehold Improvements and Equipment, net	16,348	22,260

Intangible assets, net	28,693	30,663
Deposits	3,800	3,804

Total Assets	$661,605	$861,320

Liabilities and Stockholders' Equity
Current Liabilities
Short-term bank loans	$267,840	$-
Accounts payable	16,677	243,527
Accrued salaries and bonus	31,930	33,844
Accrued expenses	17,888	12,297
Due to related parties	84,480	64,147
Total current liabilities	418,815	353,815

Long-term Liabilities
Loan from shareholders	334,800	275,508
Total liabilities	753,615	629,323

Stockholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of June 30, 2014 and December 31, 2013	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	548,104	549,426
Accumulated deficit	(690,644)	(367,959)
Total Stockholders' equity	(92,010)	231,997

Total Liabilities and Shareholders' Equity	$661,605	$861,320

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Sales, net	$192,409	$155,520	$178,195	$88,943
Cost of sales	130,740	167,042	130,422	63,709
Gross profit (loss)	61,669	(11,522)	47,773	25,234
Selling, general and administrative expenses	378,471	351,609	179,793	179,641
Loss from operations	(316,802)	(363,131)	(132,020)	(154,407)
Other income (expenses)
Interest income	1,551	33	1,408	33
Interest expense	(6,133)	-	(3,437)	-
Gain (loss) on foreign currency exchange	(1,301)	6,302	(6,001)	2,638
Total other income (expenses)	(5,883)	6,335	(8,030)	2,671
Loss before provision for income taxes	(322,685)	(356,796)	(140,050)	(151,736)
Provision for income taxes	-	-	-	-
Net loss	$(322,685)	$(356,796)	$(140,050)	$(151,736)
Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759	30,063,759	30,063,759
Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.01)
Other Comprehensive (Loss) Income:
Net loss	$(322,685)	$(356,796)	$(140,050)	$(151,736)
Foreign currency translation adjustment, net of tax	(1,322)	(31,965)	2,322	1,814
Comprehensive (Loss) Income	$(324,007)	$(388,761)	$(137,728)	$(149,922)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

	2014	2013
Cash flows from operating activities
Net loss	$(322,685)	$(356,796)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	7,734	5,881
Foreign currency exchange (gain) loss	1,301	(6,302)
Changes in assets and liabilities:
Decrease in accounts receivable	228,771	30,424
Decrease in inventory	110,287	101,108
Decrease (Increase) in prepaid and other assets	9,456	(9,430)
Decrease in accounts payable	(224,123)	(27,038)
Increase in accrued expenses	3,692	4,263
Increase in due to related parties	20,190	-
Net cash used in operating activities	(165,377)	(257,890)

Cash flows from financing activities
Proceeds from short-term bank loans	264,960	-
Proceeds advanced from related parties	58,980	-
Net cash provided by financing activities	323,940	-

Effect of exchange rate changes on cash and cash equivalents	2,760	(1,480)

Net increase (decrease) in cash and cash equivalents	161,323	(259,370)

Cash and cash equivalents
Beginning	91,801	342,978
Ending	$253,124	$83,608

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$5,305	$-
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

Going Concern— The Company has incurred a significant net loss during the past two years and has an accumulated deficit of $690,644 as of June 30, 2014. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $465,432 and $612,216 at June 30, 2014 and December 31, 2013, respectively.

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

Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $27,500 and $25,597 at June 30, 2014 and December 31, 2013, respectively. Amortization of intangible assets was $1,912 and $2,258 for the six months ended June 30, 2014 and 2013, respectively.

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

Stock Based Compensation — The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at June 30, 2014 and December 31, 2013.

Loss Per Share — The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the six months ended June 30, 2014 and 2013, the Company did not have any common equivalent shares.

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

On February 25, 2014, the Company entered a six-month line of credit agreement with Bank SinoPac (Taiwan). The outstanding balance bearing interest at a floating rate of prime rate plus 1.05%, of which prime rate was based on four-to-six month time deposit interest rate of Bank SinoPac(Taiwan). The actual interest rate as of June 30, 2014 was 1.99%. The Company borrowed NT$2,000,000, approximately equivalent to $66,960, on February 27, 2014, March 4, 2014, March 17, 2014, and May 5, 2014, totaling NT$8,000,000, or $267,840, and the principals were due on August 26, 2014, September 3, 2014, September 16, 2014, and November 4, 2014, respectively.

The line of credit is collateralized by a real property owned by one of the Company's shareholders, and also guaranteed by the shareholder.

Interest expense of short-term bank loans was approximately $1,210 for the six months ended June 30, 2014.

3.	RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2016. The monthly base rent is approximately $1,900. Rent expense under this lease agreement amounted to approximately $11,130 and $11,323 for the periods ended June 30, 2014 and 2013, respectively.

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

As of June 30, 2014 and December 31, 2013, there were $334,800 and $275,508 advances outstanding, respectively. Interest expense was $4,923 for the six months ended June 30, 2014.

Advances from related party

The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of June 30, 2014, there were $84,480 advances outstanding.

4.	CONTINGENCIES AND LEGAL PROCEEDINGS

On January 24, 2013, Artic Automation Co., Ltd. (the “Plaintiff”) filed a complaint against All Fine Technology Co. (TWN), (the Company), at Taiwan Taoyuan District Court in Taiwan, for not paying accounts payable of NT$ 990,875, equivalent to approximately $ 32,540. The Plaintiff claimed that the Company has the obligation to pay off the dues after receiving the products. However, the Company disputed Plaintiff’s claim that the received products were defective and not able to re-sell. The case went to trial on March 20, 2013, and the court pronounced its judgment that the Company had to repay the liability. An appeal was filed on December 27, 2013 by the Company. The hearing for the appeal was held on January 2, 2014 at Taiwan High Court in Taipei City, Taiwan. On April 23, 2014, the Company and the Plaintiff reached a settlement that the Company will repay NT$820,000, equivalent to approximately $26,930 to the plaintiff on 05/07/2014. As such, the case was closed. The liability has been paid off as of June 30, 2014.

5.	SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2014 up through the date the Company issued these financial statements.

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

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net sales for the three months ended June 30, 2014 were $178,195, as compared to $88,943 for the three months ended June 30, 2013. This represents an increase of $89,252 or approximately 100.3% compared to the prior year period. The increase in net sales is primarily the result of an increase in demand for the new models.

Cost of sales increased by $66,713 or approximately 104.7% to $130,422 for the three months ended June 30, 2014, as compared to $63,709 for the three months ended June 30, 2013. Gross profit for the three months ended June 30, 2014 was $47,773, compared to $25,234 for the same period in 2013. Gross profit as a percentage of net sales was approximately 26.8% in the first quarter of 2014, compared to approximately 28.4% in the same period in 2013. The change in gross profit margin is not significant.

For the three months ended June 30, 2014, selling, general and administrative expenses totaled $179,793, compared to $179,641 for the same period in 2013. This was an increase of $152 or approximately 1% as compared to the same period in 2013. There was no significant change in selling, general and administrative expenses.

For the three months ended June 30, 2014, loss from operations increased to $(132,020) as compared to $(154,407) for the three months ended June 30, 2013. This represents a decreased loss of $22,387 or approximately 14.5% comparing the two periods. The decrease of loss from operations for the three months ended June 30, 2014 is primarily the result of an increase in gross profit.

Other income (expenses) was $(8,030) and $2,671 for the three months ended June 30, 2014 and 2013, respectively. This represents decreased income of $10,701 or approximately 401%. The main reason for this decreased other income was an increase in interest expense, and a loss on foreign currency exchange, which is partially offset by an increase in interest income, as compared to the three months ended June 30, 2013.

Our net loss was $(140,050) for the three months ended June 30, 2014 compared to a net loss of $(151,736) for the three months ended June 30, 2013. The decreased loss for the three months ended June 30, 2014 was due to the reasons described above.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net sales for the six months ended June 30, 2014 were $192,409, as compared to $155,520 for the six months ended June 30, 2013. This represents an increase of $36,889 or approximately 23.7% compared to the six months ended June 30, 2013. The increase in net sales is primarily the result of an increase in demand for new models.

Cost of sales decreased by $36,302 or approximately 21.7% to $130,740 for the six months ended June 30, 2014, as compared to $167,042 for the six months ended June 30, 2013. Gross profit(loss) for the six months ended June 30, 2014 was $61,669, compared to $(11,522) for the same period in 2013. Gross profit as a percentage of net sales was approximately 32.1% in the first half of 2014, compared to approximately (7.4) % in the same period in 2013. The higher gross profit rate in the first half of 2014 was primarily due to the sales of new models and parts, compared to the discounted sales of old models in the same period in 2013.

For the six months ended June 30, 2014, selling, general and administrative expenses totaled $378,471. This was an increase of $26,862 or approximately 7.6% as compared to the same period in 2013. The increase in selling, general and administrative expenses is primarily the result of the increase in rent, salary, travel, and professional expenses.

For the six months ended June 30, 2014, loss from operations increased to $(316,802) as compared to $(363,131) for the six months ended June 30, 2013. This represents a decreased loss of $46,329 or approximately 12.8% comparing the two periods. The decrease of loss from operations for the six months ended June 30, 2014 is primarily the result of an increase in gross profit which is partially offset by an increase in selling, general and administrative expenses .

Other income (expenses) was $(5,883) and $6,335 for the six months ended June 30, 2014 and 2013, respectively. This represents decreased income of $12,218 or approximately 193%. The main reason for this decreased other income was an increase in interest expense, and a loss on foreign currency exchange, which is partially offset by an increase in interest income, as compared to the six months ended June 30, 2013.

Our net loss was $(322,685) for the six months ended June 30, 2014 compared to a net loss of $(356,796) for the six months ended June 30, 2013. The decreased loss for the six months ended June 30, 2014 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $253,124 at June 30, 2014 and $91,801 at December 31, 2013. Our total current assets were $612,764 at June 30, 2014, as compared to $804,593 at December 31, 2013. Our total current liabilities were $418,815 at June 30, 2014 as compared to $353,815 at December 31, 2013.

We had working capital at June 30, 2014 of $193,949 compared with working capital of $450,778 at December 31, 2013. This decrease in working capital was primarily due to a decrease in account receivable, inventory, and prepaid and other current assets, and increase in due from related parties and accrued expenses, which is partial offset by increases in cash and cash equivalents, and decreases in accounts payable and accrued salaries.

Net cash flow used in operating activities during the six months ended June 30, 2014 was $165,377, a decrease of $92,513 compared to $257,890 net cash used in operating activities during the six months ended June 30, 2013. The decrease in the cash used in operating activities was primarily due to decreased net loss, increases in foreign currency exchange gain, accrued expenses, and due to related parties, and a decrease in accounts receivable, inventory, prepaid expenses, and accounts payable.

Net cash used in financing activities for the six months ended June 30, 2014 was $323,940, which was primarily due to proceeds from short-term bank loans and loans from an officer and shareholder.

Net change in cash and cash equivalents was an increase of $161,323 during the six months ended June 31. 2014.

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

PART II

Item 1. Legal Proceedings.

On January 24, 2013, Artic Automation Co., Ltd. (the “Plaintiff”) filed a complaint against All Fine Technology Co. (TWN) (the “Company”) at Taiwan Taoyuan District Court in Taiwan, for not paying accounts payable of NT$ 990,875, equivalent to approximately $32,540. The Plaintiff claimed that the Company has the obligation to pay for certain products. However, the Company disputed Plaintiff’s claim, as those products were defective and not able to be sold. The case went to trial on March 20, 2013, and the court pronounced its judgment that the Company had to pay the requested amount. An appeal was filed on December 27, 2013, by the Company. The hearing for the appeal was held on January 2, 2014 at Taiwan High Court in Taipei City, Taiwan. On April 23, 2014, the Company and the Plaintiff reached a settlement that the Company will repay NT$820,000, equivalent to approximately $26,930 to the Plaintiff on May 7, 2014. As such, the case was closed. The liability has been paid off as of June 30, 2014.

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

OMPHALOS, CORP.

Date: August 7, 2014	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: August 7, 2014	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting
Officer and Director