Form 10-Q
period 2014-09-30
OMPHALOS, CORP
filed 2014-11-10
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

____________________________________________________________________
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
Yes [   ]      No [X]

The number of shares of registrant’s common stock outstanding, as of November 4, 2014 was 30,063,759.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$116,659	$91,801
Restricted cash	195,026	-
Accounts receivable, net	108,205	319,692
Inventory, net	111,207	328,157
Prepaid and other current assets	47,352	64,943
Total current assets	578,449	804,593

Leasehold Improvements and Equipment, net	13,830	22,260

Intangible assets, net	27,205	30,663
Deposits	3,728	3,804
Total Assets	$623,212	$861,320

Liabilities and Stockholders' Equity
Current Liabilities
Short-term bank loans	$262,800	$-
Accounts payable	15,923	243,527
Accrued salaries and bonus	31,789	33,844
Accrued expenses	13,873	12,297
Due to related parties	105,636	64,147
Total current liabilities	430,021	353,815

Long-term Liabilities
Loan from shareholders	328,500	275,508
Total liabilities	758,521	629,323

Stockholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of September 30, 2014 and December 31, 2013	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	548,555	549,426
Accumulated deficit	(734,394)	(367,959)
Total Stockholders' equity	(135,309)	231,997

Total Liabilities and Shareholders' Equity	$623,212	$861,320

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Sales, net	$435,091	$523,427	$242,682	$367,907

Cost of sales	260,531	790,979	129,791	623,937

Gross profit (loss)	174,560	(267,552)	112,891	(256,030)

Selling, general and administrative expenses	536,785	515,071	158,314	163,462

Loss from operations	(362,225)	(782,623)	(45,423)	(419,492)

Other income (expenses)
Interest income	2,933	33	1,382	-
Interest expense	(9,957)	-	(3,824)	-
Gain (loss) on foreign currency exchange	2,814	5,818	4,115	(484)
Total other income (expenses)	(4,210)	5,851	1,673	(484)

Loss before provision for income taxes	(366,435)	(776,772)	(43,750)	(419,976)

Provision for income taxes	-	-	-	-

Net loss	$(366,435)	$(776,772)	$(43,750)	$(419,976)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759	30,063,759	30,063,759

Net loss per share:
Basic and diluted	$(0.01)	$(0.03)	$(0.00)	$(0.01)

Other Comprehensive (Loss) Income:

Net loss	$(366,435)	$(776,772)	$(43,750)	$(419,976)

Foreign currency translation adjustment, net of tax	(871)	(25,737)	451	6,228

Comprehensive (Loss) Income	$(367,306)	$(802,509)	$(43,299)	$(413,748)

See accompanying Notes to Condensed Consolidated Financial Statements

F-3

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

	2014	2013
Cash flows from operating activities
Net loss	$(366,435)	$(776,772)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	10,942	9,238
Allowance for inventory value decline	-	207,868
Foreign currency exchange (gain) loss	(2,814)	(5,818)
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	207,221	(140,034)
Decrease in inventory	212,569	264,156
Decrease (Increase) in prepaid and other assets	16,462	(34,925)
Increase (Decrease) in accounts payable	(225,042)	106,629
Increase in accrued expenses	448	38,697
Increase in due to related parties	43,214	-
Net cash used in operating activities	(103,435)	(330,961)
Cash flows from investing activities
Increase in restricted cash	(195,026)	-
Net cash used in investing activities	(195,026)	-

Cash flows from financing activities
Proceeds from short-term bank loans	265,520	-
Proceeds advanced from related parties	59,104	168,000
Net cash provided by financing activities	324,624	168,000

Effect of exchange rate changes on cash and cash equivalents	(1,305)	(1,157)

Net increase (decrease) in cash and cash equivalents	24,858	(164,118)

Cash and cash equivalents
Beginning	91,801	342,978
Ending	$116,659	$178,860

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$9,127	$-
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

Organization — Omphalos Corp. was incorporated as Soyodo Group Holdings, Inc. (the “Soyodo”) under the laws of Delaware in March 2003. On February 5, 2008, Soyodo acquired the outstanding shares of Omphalos Corp. Omphalos Corp. (the “Omphalos BVI) was incorporated on October 30, 2001 under the laws of the British Virgin Islands. For accounting purposes, the acquisition was treated as a recapitalization of Omphalos BVI. Omphalos BVI owns 100% of Omphalos Corp. (Taiwan), All Fine Technology Co., Ltd. (Taiwan), and All Fine Technology Co., Ltd. (B.V.I.). Omphalos Corp. (Taiwan) and was incorporated on February 13, 1991 under the laws of Republic of China. All Fine Technology Co., Ltd. (Taiwan) was incorporated on March 23, 2004 under the laws of Republic of China. All Fine Technology Co., Ltd. (B.V.I.) was incorporated on February 2, 2005 under the laws of the British Virgin Islands. Omphalos Corp. (B.V.I.) and its subsidiaries supply a wide range of equipment and parts including reflow soldering ovens and automated optical inspection machines for printed circuit board (PCB) manufacturers in Taiwan and China.

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

Going Concern— The Company has incurred a significant net loss during the past two years and had an accumulated deficit of $734,394 and $367,959 as of September 30, 2014 and December 31, 2013, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

As of September 30, 2014 and December 31, 2013, $195,026 and $0 of cash was restricted as collateral for a commercial line of credit obtained from Bank SinoPac (Taiwan) (see Note 2). These amounts were designated as restricted cash under current assets on the Company’s balance sheets.

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $453,669 and $612,216 at September 30, 2014 and December 31, 2013, respectively.

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

Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $27,931 and $25,597 at September 30, 2014 and December 31, 2013, respectively. Amortization of intangible assets was $2,875 and $1,547 for the nine months ended September 30, 2014 and 2013, respectively.

Revenue Recognition — The Company derives revenues from the sale of equipment and parts to customers. The Company’s standard shipping term is Free on Board (FOB) shipping point. The Company recognizes revenue upon shipment for the sales under the term FOB shipping point. For the sales under other shipping term arrangements, such as FOB destination, the Company recognizes revenue when title passes to and the risks and rewards of ownership have transferred to the customer based on the terms of the sales. Usually no returns, discounts or other allowances are provided to customers. Shipping and handling charges to customers are included in net sales. Shipping and handling charges incurred by the Company are included in cost of goods sold.

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

Stock Based Compensation — The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at September 30, 2014 and December 31, 2013.

Loss Per Share — The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the nine months ended September 30, 2014 and 2013, the Company did not have any common equivalent shares.

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

Recently Issued Accounting Pronouncements — In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In August 2014, FASB issued ASU No. 2014-15, “Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these condensed consolidated financial statements for additional disclosure.

2.	SHORT-TERM BANK LOANS

On February 25, 2014, the Company entered a six-month line of credit agreement with Bank SinoPac (Taiwan). The outstanding balance bearing interest at a floating rate of prime rate plus 1.05%, of which prime rate was based on four-to-six month time deposit interest rate of Bank SinoPac(Taiwan). The actual interest rate as of September 30, 2014 was 1.99%. The Company borrowed NT$2,000,000, approximately equivalent to $65,700, on February 27, 2014, March 4, 2014, March 17, 2014, and May 5, 2014, totaling NT$8,000,000, or $262,800, and the principals were due on August 26, 2014, September 3, 2014, September 16, 2014, and November 4, 2014, respectively.

On October 7, 2014, the Company repaid one of line of credits that was due on August 26, 2014. On September 4, 2014, and September 17, 2014, two bank loans, totaling NT$4,000,000, or $131,400, were extended for another six months, which are due on March 4, 2015, and March 17, 2015, respectively. The line of credit is collateralized by a real property owned by one of the Company's shareholders, and also guaranteed by the shareholder. As of September 30, 2014 and December 31, 2013, $195,026 and $0 of cash was restricted as collateral, which were designated as restricted cash under current assets on the Company’s balance sheets.

Interest expense of short-term bank loans was approximately $2,533 for the nine months ended September 30, 2014.

3.	RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2016. The monthly base rent is approximately $1,900. Rent expense under this lease agreement amounted to approximately $16,728 and $16,934 for the periods ended September 30, 2014 and 2013, respectively.

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

As of September 30, 2014 and December 31, 2013, there were $328,500 and $275,508 advances outstanding, respectively. Interest expense was $7,424 for the nine months ended September 30, 2014.

Advances from related party- The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of September 30, 2014, there were $105,636 advances outstanding.

4.	CONTINGENCIES AND LEGAL PROCEEDINGS

On January 24, 2013, Artic Automation Co., Ltd. (the “Plaintiff”) filed a complaint against All Fine Technology Co. (TWN), (the Company), at Taiwan Taoyuan District Court in Taiwan, for not paying accounts payable of NT$ 990,875, equivalent to approximately $ 32,540. The Plaintiff claimed that the Company has the obligation to pay off the dues after receiving the products. However, the Company disputed Plaintiff’s claim that the received products were defective and not able to re-sell. The case went to trial on March 20, 2013, and the court pronounced its judgment that the Company had to repay the liability. An appeal was filed on December 27, 2013 by the Company. The hearing for the appeal was held on January 2, 2014 at Taiwan High Court in Taipei City, Taiwan. On April 23, 2014, the Company and the Plaintiff reached a settlement that the Company will repay NT$820,000, equivalent to approximately $26,930 to the plaintiff on May 7, 2014. As such, the case was closed. The liability has been paid off as of September 30, 2014.

5.	SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2014 up through the date the Company issued these financial statements.

******

F-10

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

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net sales for the three months ended September 30, 2014 were $242,682, as compared to $367,907 for the three months ended September 30, 2013. This represents a decrease of $125,225 or approximately 34.0% compared to the prior year period. The decrease in net sales is primarily the result of a decrease in demand for the new models.

Cost of sales decreased by $494,146 or approximately 79.2% to $129,791 for the three months ended September 30, 2014, as compared to $623,937 for the three months ended September 30, 2013. Gross profit (loss) for the three months ended September 30, 2014 was $112,891, compared to $(256,030) for the same period in 2013. Gross profit (loss) as a percentage of net sales was approximately 46.5% in the third quarter of 2014, compared to approximately (69.6) % in the same period in 2013. The lower gross profit rate in the third quarter of 2013 was primarily due to increased allowance for market value decline for the old inventories that were charged to cost of goods sold which is partially offset by the increase sales in that period.

For the three months ended September 30, 2014, selling, general and administrative expenses totaled $158,314. This was an increase of $5,148 or approximately 3% as compared to $163,462 for the same period in 2013. There was no significant change in selling, general and administrative expenses.

For the three months ended September 30, 2014, loss from operations was $(45,423) as compared to $(419,492) for the three months ended September 30, 2013. This represents a decreased loss of $374,069 or approximately 89.2% comparing the two periods. The decrease of loss from operations for the three months ended September 30, 2014 is primarily the result of an increase in gross profit.

Other income (expenses) was $1,673 and $(484) for the three months ended September 30, 2014 and 2013, respectively. This represents increased income of $2,157 or approximately 445.7% . The main reason for this increased other income was an increase in interest expense and a gain on foreign currency exchange, which is partially offset by an increase in interest expense, as compared to the quarter ended September 30, 2013.

Our net loss was $(43,750) for the three months ended September 30, 2014 compared to a net loss of $(419,976) for the three months ended September 30, 2013. The decreased loss for the three months ended September 30, 2014 was due to the reasons described above (increase in gross profit).

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net sales for the nine months ended September 30, 2014 were $435,091, as compared to $523,427 for the nine months ended September 30, 2013. This represents a decrease of $88,336 or approximately 16.9%

compared to the prior year period. The decrease in net sales is primarily the result of a decrease in demand for the new models.

Cost of sales decreased by $530,448 or approximately 67.1% to $260,531 for the nine months ended September 30, 2014, as compared to $790,979 for the nine months ended September 30, 2013. Gross profit (loss) for the nine months ended September 30, 2014 was $174,560, compared to $(267,552) for the same period in 2013. Gross profit as a percentage of net sales was approximately 40.0% for the nine months ended September 30, 2014, compared to approximately (51.1) % in the same period in 2013. The higher gross profit rate for the nine months ended September 30, 2014 was primarily due to the sales of new models and parts, compared to the discounted sales of old models in the same period in 2013.

For the nine months ended September 30, 2014, selling, general and administrative expenses totaled $536,785. This was an increase of $21,714 or approximately 4.2% as compared to $515,071 for the same period in 2013. The increase in selling, general and administrative expenses is primarily the result of the increase in rent, salary, travel, and professional expenses.

For the nine months ended September 30, 2014, loss from operations decreased to $(362,225) as compared to $(782,623) for the nine months ended September 30, 2013. This represents a decreased loss of $420,398 or approximately 53.7% comparing the two periods. The decrease of loss from operations for the nine months ended September 30, 2014 is primarily the result of an increase in gross profit which is partially offset by an increase in selling, general and administrative expenses.

Other income (expenses) was $(4,210) and $5,851 for the nine months ended September 30, 2014 and 2013, respectively. This represents decreased income of $10,061 or approximately 172%. The main reason for this decreased other income was an increase in interest expense, and a decrease in loss on foreign currency exchange, which is partially offset by an increase in interest income, as compared to the nine months ended September 30, 2013.

Our net loss was $(366,435) for the nine months ended September 30, 2014 compared to a net loss of $(776,772) for the nine months ended September 30, 2013. The decreased loss for the nine months ended September 30, 2014 was due to the reasons described above (increase in gross profit).

Liquidity and Capital Resources

Cash and cash equivalents were $116,659 at September 30, 2014 and $91,801 at December 31, 2013. Our total current assets were $578,449 at September 30, 2014, as compared to $804,593 at December 31, 2013. Our total current liabilities were $430,021 at September 30, 2014 as compared to $353,815 at December 31, 2013.

We had working capital at September 30, 2014 of $148,428 compared with working capital of $450,778 at December 31, 2013. This decrease in working capital was primarily due to a decrease in accounts receivable, inventory, and prepaid and other current assets, and increase in amounts due to related parties and accrued expenses, which is partially offset by increases in cash and cash equivalents, and decreases in accounts payable and accrued salaries.

Net cash flow used in operating activities during the nine months ended September 30, 2014 was $103,435, a decrease of $227,526 compared to $330,961 net cash used in operating activities during the nine months ended September 30, 2013. The decrease in the cash used in operating activities was primarily due to decreased net loss, increases in amortization and depreciation, and amounts due to related parties, and a decrease in allowance for inventory value decline, foreign currency exchange gain, accrued expenses, accounts receivable, inventory, prepaid expenses, and accounts payable.

Net cash used in investing activities for the nine months ended September 30, 2014 was $195,026, which was primarily due to an increase in restricted cash as collateral for bank loan.

Net cash used in financing activities for the nine months ended September 30, 2014 was $324,624, which was primarily due to proceeds from short-term bank loans and loans from an officer and shareholder.

Net change in cash and cash equivalents was an increase of $91,801 during the nine months ended September 31, 2014.

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

PART II

Item 1.       Legal Proceedings.

On January 24, 2013, Artic Automation Co., Ltd. (the “Plaintiff”) filed a complaint against All Fine Technology Co. (TWN), (the “Company”), at Taiwan Taoyuan District Court in Taiwan, for not paying accounts payable of NT$ 990,875, equivalent to approximately $ 32,540. The Plaintiff claimed that the Company had the obligation to pay for certain products. However, the Company disputed Plaintiff’s claim, as those products were defective and not able to be sold. The case went to trial on March 20, 2013, and the court pronounced its judgment that the Company had to pay the requested amount. An appeal was filed on December 27, 2013, by the Company. The hearing for the appeal was held on January 2, 2014 at Taiwan High Court in Taipei City, Taiwan. On April 23, 2014, the Company and the Plaintiff reached a settlement that the Company will repay NT$820,000, equivalent to approximately $26,930 to the Plaintiff on May 7, 2014. As such, the case was closed. The liability has been paid as of September 30, 2014.

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

3.7

Restated Certificate of Incorporation of the Company (incorporated by reference to the Company’s proxy statement on Schedule l4C filed with the commission on September 20, 2006 to set the new total authorized shares)

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

OMPHALOS, CORP.

Date: November 4, 2014	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: November 4, 2014	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting
Officer and Director