Form 10-K
period 2014-12-31
OMPHALOS, CORP
filed 2015-03-25
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2014.

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

011-8863-322-9658
(Registrant’s telephone number, including area code) \

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
[   ] Yes      [X] No

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

At June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: approximately $1,202,550.

The number of shares of registrant’s common stock outstanding, as of March 15, 2015 was 30,063,759.

……
PART I

Item 1. Business.

Soyodo Group Holdings, Inc. (“Soyodo”) was incorporated on May 15, 1997 as Quixit, Inc. under the laws of the state of Colorado. On January 16, 2003, TOP Group Corp., a New York corporation, purchased 4,400,000 shares of the company's common stock, which represented 88% of the company's outstanding capital stock at that time. Prior to the change in control, the company's purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended. In March 2003, the company changed its state of incorporation from Colorado to Delaware, and changed its name from Quixit, Inc. to TOP Group Holdings, Inc. In August of 2005, the company changed its name from TOP Group Holdings, Inc. to Soyodo Group Holdings, Inc.

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

Effective April 18, 2008, Soyodo entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omphalos, Corp., a Nevada corporation. Pursuant to the Merger Agreement, Soyodo was merged with and into the surviving corporation, Omphalos Corp. The articles of incorporation and bylaws of the surviving corporation became the articles of incorporation and bylaws of the Company, and the directors and officers of Soyodo became the members of the board of directors and officers of the Company. Following the execution of the Merger Agreement, the Company filed with the Secretary of State of Delaware and Nevada, a Certificate of Merger. Omphalos, Corp. was incorporated on April 15, 2008, under the laws of the State of Nevada. The main purpose of the merger is to change the Soyodo’s name to Omphalos, Corp..

Omphalos, Corp. and these four corporations are referred to herein collectively as the "Company" or “Omphalos”.

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

During the year ended December 31, 2014, the Company obtained 16%, 11%, and 9% of the equipment and parts that it sells to its customers from a local supplier; Hongxing Optics Co., Ltd.; and Hanteng Machinery Co. Ltd, respectively. These three vendors are all Taiwanese companies.

Marketing

Most of the Omphalos’ business is generated through personal relationships with its major customers. In addition, it may participate in trade shows and occasionally run advertisements in trade journals and newspapers.

Markets and Customers

Omphalos’ customers include a number of major electronic manufacturing companies, including the following:

		Percentage Revenues
		for
		the Year ended
Name	Location	December 31, 2014

Eastwind Tsusho, Inc.	Eastwind Tsusho, Inc. was founded in 2003. The company is in the business of distribution of appliances, electronics, devices, and motors.	24%

Chintek Technology Co., Ltd.	Chintek Technology Co., Ltd. was founded in 1992. The company is in the business of manufacturing various aspects of PCB assembly, including SMT, thru hole, soldering, testing, burn in, assembly, packaging and etc., known as EMS - Electronic Manufacturing Services.	21%

Wistron NeWeb Corporation (WNC)	Wistron NeWeb Corporation (WNC) was established in 1996, which is a product design and manufacturing company that provides high- quality ODM/JDM services for communications products.	18%

Zinwell Corporation	Zinwell Corporation was founded since 1981 and went public in 1999 in Taiwan. The company is a main provider of Digital Cable / Satellite / Terrestrial receiving equipment, Broadcast and Broadband Communication equipment,	17%

MitraStar Technology Corp.	MitraStar Technology Corp was incorporated in 2011. The core business of the company is to provide DMS, Design, Manufacturing and Service, on various broadband CPE products.	15%

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

Employees

As of March 15, 2015, Omphalos had 15 full-time employees. None of its employees is represented by a labor union, and Omphalos considers its employee relations to be excellent. Omphalos seeks to use contract workers and anticipates maintaining a small full-time employee base.

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

Our audited financial statements for the year ended December 31, 2014 were prepared based on the assumption that we will continue our operations as a going concern. We has net losses of $522,375 and $948,927 during the years ended December 31, 2014 and 2013, respectively As a result, there may be substantial doubt about our ability to continue as a going concern. Our future is dependent upon our ability to implement our business plans and upon our future profitable operations.

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

We must effectively manage our resources to meet rapidly changing demand. During periods of decreasing demand for our products, we must be able to appropriately align our cost structure with prevailing market conditions, motivate and retain key employees, and effectively manage our supply chain. During periods of increasing demand, we must have sufficient inventory to meet customer demand; attract, retain and motivate a sufficient number of qualified individuals; and effectively manage our supply chain. If we are not able to timely and appropriately adapt to changes in industry cycles, our business, financial condition or results of operations may be materially and adversely affected.

Omphalos is exposed to risks associated with a highly concentrated customer base in the semiconductor and flat panel display industries.

Our semiconductor and other customer base historically has been, and is becoming even more, highly concentrated. For the year ended December 31, 2014, five customers, each of who accounted for more than 10% of Omphalos’ total revenues, represented approximately 94% of its total revenues. Orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our net sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, we may not be able to replace the business. As our products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us. In addition, certain customers have undergone significant ownership changes, have outsourced manufacturing activities, and/or have entered into strategic alliances or industry consortia that have increased the influence of key semiconductor manufacturers in technology decisions made by their partners, which may result in additional complexities in managing customer relationships and transactions. These factors could have a material, adverse effect on our business, financial condition and results of operations.

Omphalos is highly dependent on two suppliers.

For the year ended December 31, 2014, Omphalos obtained 27% of the equipment and parts that it sells to its customers from two vendors. If either of these vendors was to cease supplying us with products for any reason, this would force us to find alternative sources for our products. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect our operating results.

Manufacturing interruptions or delays could affect our ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

Our business depends on our ability to supply equipment, services and related products that meet the rapidly changing technical and volume requirements of our customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers in developing regions, including China. Significant interruptions of manufacturing operations or the delivery of services as a result of: (1) the failure or inability of suppliers to timely deliver quality parts; (2) volatility in the availability and cost of materials; (3) difficulties or delays in obtaining required export approvals; (4) information technology or infrastructure failures; (5) natural disasters (such as earthquakes, floods or storms); or (6) other causes (such as regional economic downturns, pandemics, political instability, terrorism, or acts of war), could result in delayed deliveries, manufacturing inefficiencies, increased costs or order cancellations. Moreover, if actual demand for our products is different than expected, we may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. Any or all of these factors could materially and adversely affect our business, financial condition and results of operations.

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

Our management team has had limited public company management experience or responsibilities. This could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. There can be no assurance that our management will be able to implement and effect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

RISKS RELATED TO OUR COMMON STOCK

There has been a limited trading market for our common stock. There is no assurance of an established public trading market, which would adversely affect the ability of our investors to sell their securities in the public markets.

It is anticipated that there will continue to be a limited trading market for the Company's common stock, quoted on the OTCQB. The lack of an active public market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active public market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

You may have difficulty trading and obtaining quotations for our common stock.

The common stock may not be actively traded, and the bid and asked prices for our common stock quoted on the OTCQB may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

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

•	announcements of new acquisitions, discoveries or other business initiatives by our competitors;
•	our ability to take advantage of new acquisitions, discoveries or other business initiatives;
•	quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	changes in analysts’ estimates affecting the Company, our competitors and/or our industry;
•	changes in the accounting methods used in or otherwise affecting our industry;
•	additions and departures of key personnel;
•	fluctuations in interest rates and the availability of capital in the capital markets; and
•	significant sales of our common stock, including sales by the investors and/or future investors in future offerings we expect to make to raise additional capital.

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

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 64% of the outstanding shares of our common stock. So long as our directors, executive officers and principal stockholders and their affiliates control a majority of our fully diluted equity, they will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval. This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

Applicable SEC rules governing the trading of “penny stocks” limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Shares of common stock may be considered a “penny stock” and be subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at Unit 2, 15 Fl., 83, Nankan Rd. Sec. 1, Luchu, Taoyuan County, Taiwan and No.1371-1, Sec. 3, Fuguo Rd., Lujhu Township, Taoyuan County 338, Taiwan.

Omphalos does not own any real property. The Company leases an office and a warehouse from the wife of our sole director, Mr. Yang. The office maintains administration and sales facilities and the warehouse maintains inventory. The location of the office and warehouse are Unit 2, 15 Fl., 83, Nankan Rd. Sec. 1, Luchu, Taoyuan County, Taiwan and No.92, Bagu Rd., Lujhu Township, Taoyuan County 338, Taiwan. The office space is approximately 3,700 square feet and the warehouse space is approximately 3,334 square feet.

Generally, Omphalos maintains short-term leases for its office and warehouse, with options to renew, where possible. The terms of the lease for office and warehouse have been extended to January 31, 2016. The Company paid a monthly rent of approximately $1,900 for the periods ended December 31, 2014 and 2013. Accordingly, rent expense under the office and warehouse lease agreements amounted to approximately $22,176 and $22,640 for the periods ended December 31, 2014 and 2013, respectively.

Item 3. Legal Proceedings.

On January 24, 2013, Artic Automation Co., Ltd. (the “Plaintiff”) filed a complaint against All Fine Technology Co. (TWN), (the Company), at Taiwan Taoyuan District Court in Taiwan, for not paying accounts payable of NT$ 990,875, equivalent to approximately $ 32,540. The Plaintiff claimed that the Company has the obligation to pay off the dues after receiving the products. However, the Company disputed Plaintiff’s claim that the received products were defective and not suitable for re-sell. The case went to trial on March 20, 2013, and the court pronounced its judgment that the Company had to pay that amount for those products. An appeal was filed on December 27, 2013 by the Company. The hearing for the appeal was held on January 2, 2014, at Taiwan High Court in Taipei City, Taiwan. On April 23, 2014, the Company and the Plaintiff reached a settlement that the Company will repay NT$820,000, equivalent to approximately $26,930, to the Plaintiff on May 7, 2014. As such, the case was closed. The liability has been paid as of December 31, 2014.

Item 4. [Removed and Reserved.]

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB under the trading symbol "OMPS".

The following table sets forth, for the period indicated, the range of the high and low sales prices of our common stock, as reported by the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Year Ended December 31,
			First		Second		Third		Fourth

2014	High		$0.20	$	*	$	*	$	*
	Low		$0.19	$	*	$	*	$	*

2013	High		$0.10	$	*	$	*		$0.10
	Low		$0.10	$	*	$	*		$0.10

2012	High	$	*	$	*	$	*	$	*
	Low	$	*	$	*	$	*	$	*

*no public trading volume

There were approximately 72 holders of record of our common stock as of March 15, 2015.

Although we paid dividends on our common stock in 2008 totaling $175,260, or approximately $0.00583 per share, we paid no dividends on our common stock in 2009, 2010, 2011, 2012, 2013 or 2014. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

Recent Transactions Involving Unregistered Securities

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

Inventory - Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $499,964 and $612,216 at December 31, 2014 and 2013, respectively.

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

Results of Operations

The following table presents the consolidated results of the Company for the years ended December 31, 2014 and 2013.

Net Sales. Net sales for the year ended December 31, 2014 were $536,517, compared to $790,404 for the year ended December 31, 2013, a decrease of $252,887. The sales decrease was primarily a result of a decrease in laser marking system unit shipments. Sales of reflow soldering ovens sales to printed circuit board (PCB) manufacturers remained unchanged in 2014 compared to 2013. Our average selling price for reflow soldering ovens and laser marking system remain unchanged in 2014 compared to 2013. Net sales from our service and parts sales were $24,890 in 2014 and $24,772 in 2013.

Cost of Sales; Gross Margin. Cost of sales for the year ended December 31, 2014 was $361,104 or 67.3% of net sales, as compared to $1,021,173 or 129.2% of net sales for the year ended December 31, 2013. Gross income for 2014 was $175,413 compared to $(230,769) for 2013, an increase of $406,182. Gross profit (loss) as a percent of net sales was 32.7% in 2014, compared to (29.2) % in 2013. The change in gross profit percentage was due to that we sold a several slow moving items for a price less than our cost and an increase in reserve for slow moving items in 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the one year ended December 31, 2014 were $694,453 or 129.44 % of net sales, as compared to $721,647 or 91.3% of net sales, for the year ended December 31, 2013. The decrease in selling, general and administrative expenses was primarily due to decreases in payroll, and traveling cost.

Loss from Operations. Loss from operations for the year ended December 31, 2014 was $(519,040), as compared to $(952,416) for the year ended December 31, 2013. The decrease in loss from operations for the year ended December 31, 2014 compared with loss from operations for 2013 resulted primarily from an increase in gross profit and a decrease in operating expenses.

Other Income (expenses). Other income (expenses) for the year ended December 31, 2014 was $(3,335) as compared to $3,489 for the year ended December 31, 2013. This change was primarily attributable to an increase in interest expense, which was partially offset by the increase in interest income and foreign currency exchange gain.

Net Loss. Net loss for the year ended December 31, 2014 was $(522,375) as compared to $(948,927) for the year ended December 31, 2013. The increase in net loss was due to the reasons described above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, and cash flow from operations. Our cash and cash equivalent decreased from $91,801 at December 31, 2013 to $107,028 at December 31, 2014.

Net cash flow used in operating activities was $176,349 in fiscal 2014 as compared to net cash flow used in operating activities of $526,227 in fiscal 2013, a decrease of $349,878. Net cash flow used in operating activities in fiscal 2014 was mainly due to our net loss of $(522,375), a decrease in accounts receivable of $208,407, a decrease in inventory of $288,179, a decrease in prepaid expenses and other assets of $27,667, a decrease in accounts payable and accrued expenses of $222,868, and an increase in due to related parties of $38,389. Net cash flow used in operating activities was $526,227 in fiscal 2013 as compared to net cash flow used in operating activities of $461,812 in fiscal 2012, an increase of $64,415. Net cash flow used in operating activities in fiscal 2013 was mainly due to our net loss of $(948,927), an increase in accounts receivable of $246,216, a decrease in inventory of $486,013, an increase in prepaid expenses and other assets of $1,647, an increase in accounts payable and accrued expenses of $94,046, and an increase in due to related parties of $64,472.

Net cash flow provided by financing activities was $190,785 for 2014 and $276,905 for 2013. For 2013, the cash flow provided by financing activity was from loan from shareholders. For 2014, the cash flow provided by financing activity was from loan from shareholders, and short-term bank loans.

In light of the significant decreases in our net sales over the past fiscal year and current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our financial obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, working capital, and cash generated from operations, will be sufficient to meet our forecasted operating expenses and capital expenditures through 2015.

Capital Expenditures

Total capital expenditures during the years ended December 31, 2014 and 2013 was $0 and $0, respectively.

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

As of December 31, 2014 and December 31, 2013 the exchange rates between the NTD and the USD ($) were NTD1=$0.03165 and NTD1=$0.03350, respectively. The weighted-average rates of exchange between NTD and USD were NTD1=$0.03300 and NTD1=$0.03369 for the years ended December 31, 2014 and December 31, 2013, respectively. Total translation adjustment recognized as of December 31, 2014 and December 31, 2013 is $557,884 and $549,426, respectively.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2014 and December 31, 2013.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 9B. Other Information.

None.

PART III

 Item 10. Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Sheng-Peir Yang	58	President, CEO and Director
Chu Pi Yun	44	Chief Financial Officer

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

Section 16 Compliance

The Company is not aware of any securities transaction during the fiscal year ended December 31, 2014, or subsequent thereto what would require a filing pursuant to Section 16 of the Exchange Act of 1934, as amended.

Audit Committee Financial Expert

Our current director acts as our audit committee. The current director was elected President in connection with the merger and is not independent. By virtue of his education, business experience and specific experience with the financial reports for the Company, Mr. Sheng-Peir Yang satisfies the requirements for service as an audit committee financial expert, except for his position as the Company’s President, which disqualifies him as an “independent” director, as the term is used in Item 407 of Regulation S-K. An informal search is under way to identify a suitable candidate for service on the Board of Directors as an independent director who would be qualified as an audit committee financial expert.

Audit Committee

We have not yet appointed an audit committee, and our director currently acts as our audit committee. At the present time, we believe that our director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Company, however, recognizes the importance of good corporate governance and intends to add additional directors to the Board of Directors and appoint an audit committee comprised entirely of independent directors, including at least one financial expert.

Limitation on Liability and Indemnification of Directors and Officers

Our articles of incorporation provide that no director or officer shall have any liability to the Company if that person acted in good faith and with the same degree of care and skill as a prudent person in similar circumstances.

Our articles of incorporation and bylaws provide that we will indemnify our directors and officers and may indemnify our employees or agents to the fullest extent permitted by law against liabilities and expenses incurred in connection with litigation in which they may be involved because of their offices or positions with us. However, nothing in our articles of incorporation or bylaws protects or indemnifies a director, officer, employee or agent against any liability to which that person would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of that person’s office or position. To the extent that a director has been successful in defense of any proceeding, the Nevada Revised Statutes provide that the director shall be indemnified against reasonable expenses incurred in connection with the proceeding.

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

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

							Non-
							qualified
							Deferred
						Non-Equity	Compen-	All other
Name and				Stock	Option	Incentive	sation	compen-
principal		Salary	Bonus	Awards	Awards	Plan	Earnings	sation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
	2014	$73,260							$73,260
Sheng-Peir
Yang	2013	$74,792							$74,792
CEO and
President	2012	$80,038	—	—	—	—	—	—	$80,038

Pi-Yun	2014	$21,860							$21,860
Chu
CFO	2013	$22,316	—	—	—	—	—	—	$22,316
	2012	27,775							27,775

We have entered into the follow employment agreements:

  Sheng-Peir Yang entered into an employment agreement with Omphalos on November 30, 2007, to serve as its Chief Executive Officer for a term of two (2) years at an monthly salary of New Taiwan Dollars (“NTD”) 185,000(approximately $6,105). Mr. Yang is required to comply with the non-competition provision contained within the employment agreement. Either party, with proper notice, may terminate the employment agreement, and the employment agreement will be governed and construed by the laws of the Republic of China. The agreement has renewed annually and remains in effect.

  Pi-Yun Chu entered into an employment agreement with Omphalos on November 30, 2007, to serve as its Chief Financial Officer for a term of two (2) years at an monthly salary of NTD55,200 (approximately $1,822). Ms. Chu is required to comply with the non-competition provision contained within the employment agreement. Either party, with proper notice, may terminate the employment agreement, and the employment agreement will be governed and construed by the laws of the Republic of China. The agreement has renewed annually and remains in effect.

Outstanding Equity Awards at Fiscal Year-End

As of our fiscal years ended December 31, 2014 and 2013, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal years ended December 31, 2014 and 2013. No equity awards were granted during the year ended December 31, 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of common stock beneficially owned as of March 15, 2015 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o Omphalos, Corp.

		Percentage of
	Common Stock	Common Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned (1)
Sheng-Peir Yang	18,449,162	61.3%

Chu Pi Yun	683,302	2.3%

All officers and directors as a group (2 persons)	19,132,464	63.6%

* Denotes less than 1%

Beneficial ownership percentages gives effect to the completion of the Share Exchange, and are calculated based on shares of common stock issued and outstanding and is based on a total of 30,063,759 shares of common stock that were issued and outstanding as of March 15, 2015. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2015. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our sole director, Mr. Yang, is a named executive officer of the Company and, accordingly, is not “independent” for purposes of any securities market requirements.

Omphalos does not own any real property. The Company leases an office and a warehouse from the wife of our sole director, Mr. Yang. The annual rent of NT672,000 (NT$56,000 monthly), is approximately US$22,000.

Item 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

	Year	Year
	Ended	Ended
	December	December
	31, 2014	31, 2013

Audit Fees	$31,000	$31,000
Audit-Related Fees
Tax Fees
All Other Fees	-	-
	$31,000	$31,000

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and the full Board of Directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our full Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2014, is compatible with maintaining the auditor’s independence.

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

3.4	By-Laws of the Company (incorporated by reference to the ProxyStatement).
3.5	Amended and Restated Certificate of Incorporation of the Company Incorporated by reference to the information statement on Schedule 14c filed with the SEC on March 15, 2005).
3.6	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to the information statement on Schedule 14C filed with SEC on August 26, 2005).
3.7	Amended and Restated By-Laws of Omphalos, Corp., incorporated by reference to Exhibit 3.7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009.
10.1	Employment Agreement with Pi-Yun Chu, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K/A, filed with the SEC on February 20, 2008.
10.2	Employment Agreement with Shen-Ren Li, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K/A, filed with the SEC on February 20, 2008.
10.3	Employment Agreement with Sheng-Peir Yang, incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K/A, filed with the SEC on February 20, 2008.
10.4	Purchase and Sale Agreement with Tamura Corporation, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.
10.5	Lease Agreement for property, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.
21	List of Subsidiaries, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act++
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act++

++filed herewith

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omphalos, Corp.

Dated: March 16, 2015	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Sheng-Peir Yang
	Chief Executive Officer and Director	March 16, 2015
Sheng-Peir Yang

/s/ Chu Pi Yun	Chief Financial Officer (principal
	financial and accounting officer)	March 16, 2015
Chu Pi Yun

OMPHALOS, CORP.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2014 AND 2013 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Omphalos Corp.

We have audited the accompanying consolidated balance sheets of Omphalos Corp. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial positions of Omphalos Corp. as of December 31, 2014 and 2013, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has net losses of $522,375 and $948,927 during the years ended December 31, 2014 and 2013, respectively. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KCCW Accountancy Corp.

Diamond Bar, California
March 16, 2015

OMPHALOS, CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$107,028	$91,801
Accounts receivable, net	101,996	319,692
Inventory, net	33,488	328,157
Prepaid and other current assets	34,788	64,943
Total current assets	277,300	804,593

Leasehold Improvements and Equipment, net	12,153	22,260

Intangible assets, net	25,297	30,663
Deposits	3,592	3,804
Total Assets	$318,342	$861,320

Liabilities and Stockholders' Equity
Current Liabilities
Short-term bank loans	$126,600	$-
Accounts payable	9,377	243,527
Accrued salaries and bonus	30,434	33,844
Accrued expenses	19,968	12,297
Due to related parties	97,383	64,147
Loan from shareholders, current portion	316,500	-
Total current liabilities	600,262	353,815

Non-current Liabilities
Loan from shareholders	-	275,508
Total liabilities	600,262	629,323

Stockholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of December 31, 2014 and 2013	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	557,884	549,426
Accumulated deficit	(890,334)	(367,959)
Total Stockholders' equity	(281,920)	231,997

Total Liabilities and Shareholders' Equity	$318,342	$861,320

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Sales, net	$536,517	$790,404

Cost of sales	361,104	1,021,173

Gross profit (loss)	175,413	(230,769)

Selling, general and administrative expenses	694,453	721,647

Loss from operations	(519,040)	(952,416)

Other income (expenses)
Interest income	3,375	41
Interest expense	(13,513)	(2,295)
Gain (loss) on foreign currency exchange	6,803	5,743
Total other income (expenses)	(3,335)	3,489

Loss before provision for income taxes	(522,375)	(948,927)

Provision for income taxes	-	-

Net loss	$(522,375)	$(948,927)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759

Net loss per share:
Basic and diluted	$(0.02)	$(0.03)

Other Comprehensive (Loss) Income:
Net loss	$(522,375)	$(948,927)
Foreign currency translation adjustment, net of tax	8,458	(26,146)
Comprehensive (Loss) Income	$513,917	$(975,073)

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earning	Income	Total

Balance at December 31, 2012	30,063,759	3,007	47,523	580,968	575,572	1,207,070

Translation adjustment	-	-	-	-	(26,146)	(26,146)

Net loss	-	-	-	(948,927)	-	(948,927)

Balance at December 31, 2013	30,063,759	$3,007	$47,523	$(367,959)	$549,426	$231,997

Translation adjustment	-	-	-	-	8,458	8,458

Net loss	-	-	-	(522,375)	-	(522,375)

Balance at December 31, 2014	30,063,759	$3,007	$47,523	$(890,334)	$557,884	$(281,920)

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Cash flows from operating activities
Net loss	$(522,375)	$(948,927)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	13,055	31,775
Foreign currency exchange (gain) loss	(6,803)	(5,743)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	208,407	(246,216)
Decrease in inventory	288,179	486,013
Decrease (increase) in prepaid and other assets	27,667	(1,647)
Increase (decrease) in accounts payable	(229,995)	137,130
Increase (decrease) in accrued expenses	7,127	(43,084)
Increase in due to related parties	38,389	64,472
Net cash used in operating activities	(176,349)	(526,227)

Cash flows from financing activities
Proceeds from short-term bank loans	264,026	-
Repayment of short-term bank loans	(132,013)	-
Proceeds from loan from shareholders	58,772	276,905
Net cash provided by financing activities	190,785	276,905

Effect of exchange rate changes on cash and cash equivalents	791	(1,855)

Net increase (decrease) in cash and cash equivalents	15,227	(251,177)

Cash and cash equivalents
Beginning	91,801	342,978
Ending	$107,028	$91,801

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$13,101	$1,685
Income tax	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

Going Concern-The Company has incurred a net loss of $522,375 and $948,927 during the years ended December 31, 2014 and 2013, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2015; (3) The Company plans to continue actively seeing additional funding opportunities to improve and expand upon its product lines.

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $499,964 and $612,216 at December 31, 2014 and 2013, respectively.

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

Stock Based Compensation — The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at December 31, 2014 and 2013.

Loss Per Share — The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the years ended December 31, 2014 and 2013, the Company did not have any common equivalent shares.

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

Customers: The Company sells equipment and parts to printed circuit board (PCB) manufacturers in Taiwan and China. The Company performs ongoing credit evaluations of its customers’ financial condition and generally, requires no collateral. For the year ended December 31, 2013, only one customer accounted for more than 10% of the Company’s total revenues, represented approximately 76% of its total revenues, and 98% of accounts receivable in aggregate at December 31, 2013. For the year ended December 31, 2014, five customers, each of who accounted for more than 10% of the Company’s total revenues, represented approximately 94% of its total revenues, and 90% of accounts receivable in aggregate at December 31, 2014.

	Sales for the year		A/R balance as of
Customer	2014	2013	12/31/2014	12/31/2013
A	$ 127,462	$ 603,441	$ 36,817	$ 311,866
B	112,200	-	-	-
C	93,925	-	-	-
D	93,050	-	17,849	-
E	78,054	-	37,405	-

Suppliers: For the year ended December 31, 2013, 71% of the Company’s inventory was purchased from two vendors. For the year ended December 31, 2014, 27% of the Company’s inventory was purchased from two vendors

Foreign-currency Transactions — Foreign-currency transactions are recorded in New Taiwan dollars (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollars, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under stockholders’ equity.

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

NOTE 2. PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment for the years ended December 31:

	2014	2013
Machinery and equipment	$64,595	$68,412
Vehicle	37,958	40,201
Leasehold improvements	11,304	11,971
	113,857	120,584
Less: accumulated depreciation	(101,704)	(98,324)
Property and equipment, net	$12,153	$22,260

Depreciation expense for the years ended December 31, 2014 and 2013 were $9,244 and $11,965 respectively.

NOTE 3. OTHER INTANGIBLE ASSETS

The following reconciliation of other intangible assets is as follows:

	Gross Carrying	Accumulated
	Value	Amortization
Amortized intangible assets:
Patents	$53,122	$27,825

Amortization of intangible assets was $3,811 and $19,810 for the years ended December 31, 2014 and 2013, respectively.

Estimated amortization for the next five years and thereafter is as follows:

2015	$3,200
2016	3,160
2017	3,160
2018	3,160
2019	3,160
Thereafter	9,457
$25,297

NOTE 4. SHORT-TERM BANK LOANS

On February 25, 2014, the Company entered a six-month line of credit agreement with Bank SinoPac (Taiwan). The outstanding balance bearing interest at a floating rate of prime rate plus 1.05%, of which prime rate was based on four-to-six month time deposit interest rate of Bank SinoPac(Taiwan). The actual interest rate as of December 31, 2014 was 1.99%. The Company borrowed NT$2,000,000, approximately equivalent to $63,300, on February 27, 2014, March 4, 2014, March 17, 2014, and May 5, 2014, totaling NT$8,000,000, or approximately equivalent to $253,200, and the principals were due on August 26, 2014, September 3, 2014, September 16, 2014, and November 4, 2014, respectively.

On October 7, 2014 and December 4, 2014, the Company repaid two of line of credits that were due on September 3, 2014 and November 4, 2014, respectively. On August 26, 2014, and September 16, 2014, two bank loans, totaling NT$4,000,000, or approximately equivalent to $126,600, were extended for another six months, which are due on February 25, 2015, and March 15, 2015, respectively. The line of credit is collateralized by a real property owned by one of the Company's shareholders, and also guaranteed by the shareholder.

Interest expense of short-term bank loans was approximately $3,657 for the year ended December 31, 2014.

NOTE 5. INCOME TAXES

The Company is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. No provision for income taxes have been made as the Company has no taxable income. Income before income taxes for the years ended December 31, 2014 and 2013 includes the results of operations of Taiwan and British Virgin Islands. Omphalos Corp. (B.V.I.) and All Fine Technology Co., Ltd. (B.V.I.) are incorporated in British Virgin Islands and are not required to pay income tax. Omphalos Corp. and All Fine Technology Co., Ltd. are incorporated in Taiwan and are subject to Taiwan tax law. The statutory tax rate under Taiwan tax law is 17%. Omphalos Corp. and All Fine Techonolgy Co., Ltd. incurred losses for the years 2014 and 2013. As a result, no tax liability was incurred. Omphalos Corp.’s losses were qualified for net operating losses carryforward for ten years for income tax purposes under Taiwan tax law. The Company believes that it is more likely than not that the net operating loss will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses as of December 31, 2014 and 2013. The provision for income taxes calculated at the statutory rates in the combined statements of income is as follows for the years ended December 31:

	2014	2013
Current provision:
Computed (provision for) income taxes at statutory rates in U.S.	$ -	$ -
Computed (provision for) income taxes at statutory rates in BVI	-	-
Computed (provision for)income taxes at statutory rates in Taiwan	-	-
Total current provision	-	-

Deferred provision:
U.S	-	-
BVI	-	-
Taiwan- Net operating loss carryforward	37,159	37,936
Valuation allowance	(37,159)	(37,936)
Total deferred provision	-	-
Provision for income taxes	$ -	$ -

The following is a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2014 and 2013:

	2014	2013
U.S. Federal tax at statutory rate	34%	34%
Valuation allowance	(34%)	(34%)
Foreign income tax- Taiwan	17%	17%
Other (a)	(17%)	(17%)
Effective tax rate	0%	0%

(a) Other represents expenses incurred by the Company that are not deductible for Taiwan income taxes and changes in valuation allowance for Taiwanese entities for the years ended December 31, 2014 and 2013, respectively.

NOTE 6. RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2016. The monthly base rent is approximately $1,900. Rent expense under this lease agreement amounted to approximately $22,176 and $22,640 for the years ended December 31, 2014 and 2013, respectively.

Loan from Shareholders

On July 26, 2013, the Company entered a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent approximately $158,250 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015.

On December 31, 2013, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its officer and shareholder to advance NT$5,000,000, equivalent approximately $158,250 for working capital purpose. The term of the loan started from January 1, 2014 with maturity date on December 31, 2015.

As of December 31, 2014 and December 31, 2013, there were $316,500 and $275,508 advances outstanding, respectively. Interest expense was $9,856 and $2,295 for the years ended December 31, 2014 and 2013, respectively.

Advances from related party

The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2014 and December 31, 2013, there were $97,383 and $64,147 advances outstanding, respectively.

NOTE 7. COMMITTMENT

Operating Leases

The Company leases its office from a related party (Note 5) and warehouse facilities from outside parties under operating leases that expire on various dates through 2020. Rental expense for these leases consisted of approximately $51,358 and $41,326 for the years ended December 31, 2014 and 2013, respectively.

Future minimum lease payments under the operating leases are summarized as follows:

Fiscal Year	Amount
2015	$47,944
2016	15,154
2017	13,306
2018	12,118
2019	11,880
Thereafter	8,910
Total	$109,312

NOTE 8. CONTINGENCIES AND LEGAL PROCEEDINGS

On January 24, 2013, Artic Automation Co., Ltd. (the “Plaintiff”) filed a complaint against All Fine Technology Co. (TWN), (the Company), at Taiwan Taoyuan District Court in Taiwan, for not paying accounts payable of NT$ 990,875, equivalent to approximately $ 32,540. The Plaintiff claimed that the Company has the obligation to pay off the dues after receiving the products. However, the Company disputed Plaintiff’s claim that the received products were defective and not able to re-sell. The case went to trial on March 20, 2013, and the court pronounced its judgment that the Company had to repay the liability. An appeal was filed on December 27, 2013 by the Company. The hearing for the appeal was held on January 2, 2014 at Taiwan High Court in Taipei City, Taiwan. On April 23, 2014, the Company and the Plaintiff reached a settlement that the Company will repay NT$820,000, equivalent to approximately $26,930 to the plaintiff on May 7, 2014. As such, the case was closed. The liability has been paid off as of December 31, 2014.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2014 up through the date the Company issued these financial statements.

******