Form 10-Q
period 2015-03-31
OMPHALOS, CORP
filed 2015-05-15
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

Yes [   ]                             No [ X ]

The number of shares of registrant’s common stock outstanding, as of May 12, 2015 was 30,063,759.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTENTS

Page

Condensed Consolidated Balance Sheets	F-1
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)	F-2
Condensed Consolidated Statements of Cash Flows	F-3
Notes to Consolidated Financial Statements	F-4 through F-8

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$17,514	$107,028
Accounts receivable, net	20,533	101,996
Inventory, net	36,859	33,488
Prepaid and other current assets	32,018	34,788
Total current assets	106,924	277,300

Leasehold Improvements and Equipment, net	11,107	12,153

Intangible assets, net	24,785	25,297
Deposits	3,633	3,592

Total Assets	$146,449	$318,342

Liabilities and Stockholders' Equity
Current Liabilities
Short-term bank loans	$-	$126,600
Accounts payable	8,606	9,377
Accrued salaries and bonus	26,925	30,434
Accrued expenses	24,111	19,968
Due to related parties	221,397	97,383
Loan from shareholders, current portion	320,102	316,500
Total current liabilities	601,141	600,262

Stockholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares
authorized, 30,063,759 shares issued and outstanding
as of March 31, 2015 and December 31, 2014	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	553,061	557,884
Accumulated deficit	(1,058,283)	(890,334)
Total Stockholders' equity	(454,692)	(281,920)

Total Liabilities and Shareholders' Equity	$146,449	$318,342

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	2015	2014
Sales, net	$3,510	$14,214
Cost of sales	2,164	318
Gross profit (loss)	1,346	13,896
Selling, general and administrative expenses	169,719	198,678
Loss from operations	(168,373)	(184,782)
Other income (expenses)
Interest income	265	143
Interest expense	(2,662)	(2,696)
Gain on foreign currency exchange	2,821	4,700
Total other income (expenses)	424	2,147
Loss before provision for income taxes	(167,949)	(182,635)
Provision for income taxes	-	-
Net loss	$(167,949)	$(182,635))
Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759
Net loss per share:
Basic and diluted	$(0.01)	$(0.01)
Other Comprehensive Loss:
Net loss	$(167,949)	$(182,635)
Foreign currency translation adjustment, net of tax	(4,823)	(3,644)
Comprehensive Loss	$(172,772)	$(186,279)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	2015	2014
Cash flows from operating activities
Net loss	$(167,949)	$(182,635)
Adjustments to reconcile net income to net cash used in
operating activities:
Amortization and depreciation	1,966	3,857
Allowance for inventory value decline	1,053	-
Foreign currency exchange (gain) loss	(2,821)	(4,700)
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	81,839	232,298
Decrease (Increase) in inventory	(4,014)	(32,023)
Decrease (Increase) in prepaid and other assets	3,135	1,191
Increase (Decrease) in accounts payable	(869)	(107,822)
Increase (Decrease) in accrued expenses	60	(4,584)
Increase in due to related parties	10,767	8,385
Net cash used in operating activities	(76,833)	(86,033)

Cash flows from financing activities
Proceeds from short-term bank loans	-	198,180
Repayment of short-term bank loans	(126,824)	-
Proceeds advanced from related parties	110,971	58,819
Net cash provided by(used in) financing activities	(15,853)	256,999

Effect of exchange rate changes on cash and cash equivalents	3,172	1,839

Net increase (decrease) in cash and cash equivalents	(89,514)	172,805

Cash and cash equivalents
Beginning	107,028	91,801
Ending	$17,514	$264,606

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$2,662	$1,708
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S- X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Organization — Omphalos Corp. was incorporated as Soyodo Group Holdings, Inc. (the “Soyodo”) under the laws of Delaware in March 2003. On February 5, 2008, Soyodo acquired the outstanding shares of Omphalos Corp. Omphalos Corp. (the “Omphalos BVI) was incorporated on October 30, 2001 under the laws of the British Virgin Islands. For accounting purposes, the acquisition was treated as a recapitalization of Omphalos BVI. Omphalos BVI owns 100% of Omphalos Corp. (Taiwan), All Fine Technology Co., Ltd. (Taiwan), and All Fine Technology Co., Ltd. (B.V.I.). Omphalos Corp. (Taiwan) and was incorporated on February 13, 1991 under the laws of Republic of China. All Fine Technology Co., Ltd. (Taiwan) was incorporated on March 23, 2004 under the laws of Republic of China. All Fine Technology Co., Ltd. (B.V.I.) was incorporated on February 2, 2005 under the laws of the British Virgin Islands. Omphalos Corp. (B.V.I.) and its subsidiaries supplies a wide range of equipment and parts including reflow soldering ovens and automated optical inspection machines for printed circuit board (PCB) manufacturers in Taiwan and China.

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

Going Concern— The Company has incurred a significant net loss during the past two years and had an accumulated deficit of $1,058,283 and $890,334 as of March 31, 2015 and December 31, 2014, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $506,717 and $499,624 at March 31, 2015 and December 31, 2014, respectively.

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

Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $28,941 and $27,825 at March 31, 2015 and December 31, 2014, respectively. Amortization of intangible assets was $792 and $954 for the three months ended March 31, 2015 and 2014, respectively.

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

Stock Based Compensation — The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at March 31, 2015 and December 31, 2014.

Loss Per Share — The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the three months ended March 31, 2015 and 2014, the Company did not have any common equivalent shares.

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

Recently Issued Accounting Pronouncements — In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

On October 7, 2014 and December 4, 2014, the Company repaid two of line of credits that were due on September 3, 2014 and November 4, 2014, respectively. On August 26, 2014, and September 16, 2014, two bank loans, totaling NT$4,000,000, or approximately equivalent to $126,600, were extended for another six months, which are due on February 25, 2015, and March 15, 2015, respectively. On January 5, 2015 and February 25, 2015, the Company has repaid two extended line of credits in full.

Interest expense of short-term bank loans was approximately $284 and $263 for the three months ended March 31, 2015 and 2014, respectively.

3.	RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2016. The monthly base rent is approximately $1,900. Rent expense under this lease agreement amounted to approximately $5,330 and $5,550 for the three months ended March 31, 2015 and 2014, respectively.

Loan from related party

On July 26, 2013, the Company entered a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent approximately $160,051 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015.

On December 31, 2013, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its officer and shareholder to advance NT$5,000,000, equivalent approximately $160,051 for working capital purpose. The term of the loan started from January 1, 2014 with maturity date on December 31, 2015.

As of March 31, 2015 and December 31, 2014, there were $320,102 and $316,500 advances outstanding, respectively. Interest expense was $2,378 and $2,433 for the three months ended March 31, 2015 and 2014, respectively.

Advances from related party- The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2015 and December 31, 2014, there were $221,397 and $97,383 advances outstanding, respectively.

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

The Company evaluated all events or transactions that occurred after March 31, 2015 up through the date the Company issued these financial statements.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. The potential risks and uncertainties that could cause our actual results to differ materially from those expressed or implied herein are set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Net sales for the three months ended March 31, 2015 were $3,510, as compared to $14,214 for the three months ended March 31, 2014. This represents a decrease of $10,704 or approximately 75% compared to the prior year period. The decrease in net sales is primarily the result of a decrease in services and parts sales.

Cost of sales increased by $1,846 or approximately 580.5% to $2,164 for the three months ended March 31, 2015, as compared to $318 for the three months ended March 31, 2014. Gross profit (loss) for the three months ended March 31, 2015 was $1,346, compared to $13,896, for the same period in 2014. Gross profit (loss) as a percentage of net sales was approximately 38% in the first quarter of 2015, compared to approximately 98% in the same period in 2014. The loss gross profit rate in the first quarter of 2015 was primarily due to the sales of parts with lower margin.

For the three months ended March 31, 2015, selling, general and administrative expenses totaled $169,719.This was a decrease of $28,959 or approximately 15% as compared to the same period in 2014. The decrease in selling, general and administrative expenses is primarily the result of the decrease in rent, salary, and travel expenses.

For the three months ended March 31, 2015, loss from operations increased to $(168,373) as compared to $(184,782) for the three months ended March 31, 2014. This represents a decreased loss of $16,409 or approximately 8.88% comparing the two periods. The decrease of loss from operations for the three months ended March 31, 2015 is primarily the result of a decrease in gross profit, which is partially offset by a decrease in operating expenses.

Other income (expenses) was $424 and $2,147 for the three months ended March 31, 2015 and 2014, respectively. This represents decreased income of $1,723 or a decrease of approximately 80%. The main reason for this decreased other income was due to a decrease in gain on foreign currency exchange of $2,821, as compared to $4,700 for the prior year period.

Our net loss was $(167,949) for the three months ended March 31, 2015 compared to a net loss of $(182,635) for the three months ended March 31, 2014. The decreased loss for the three months ended March 31, 2015 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $17,514 at March 31, 2015 and $107,028 at December 31, 2014. Our total current assets were $106,924 at March 31, 2015, as compared to $277,300 at December 31, 2014. Our total current liabilities were $601,141 at March 31, 2015 as compared to $600,262 at December 31, 2014.

We had working capital at March 31, 2015 of $(494,217) compared with working capital of $(322,962) at December 31, 2014. This decrease in working capital was primarily due to a decrease in cash, accounts receivable, prepaid expense, and increase in due to related parties and loan from shareholders, which is partial offset by increases in inventory, and decreases in accounts payable and short-term bank loans. Net cash flow used in operating activities during the three months ended March 31, 2015 was $76,833, a decrease of $9,200 compared to $86,033 net cash used in operating activities during the three months ended March 31, 2014. Net cash flow used in operating activities during the three months ended March 31, 2015 was primarily due to net loss, increases in inventory, foreign currency exchange gain, due to related parties and accrued expenses, and a decrease in accounts receivable, prepaid expenses, and accounts payable.

Net cash used in financing activities for the three months ended March 31, 2015 was $15,853, which was primarily due to repayment of short-term bank loans and advances from shareholder.

Net change in cash and cash equivalents was a decrease of $89,514 during the three months ended March 31, 2015.

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

Item 1A.Risk Factors.

The risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2014, filed on March 25, 2015 have not changed, except that we disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2015, a new risk factor related to our securities as follows:

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

OMPHALOS, CORP.

Date: May 12, 2015	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: May 12, 2015	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting
Officer and Director