Form 10-Q
period 2015-06-30
OMPHALOS, CORP
filed 2015-08-12
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X][ ] The number of shares of registrant’s common stock outstanding, as of August 5, 2014 was 30,063,759.

PART I - FINANCIAL INFORMATION

Item 1.                    Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$18,693	$107,028
Accounts receivable, net	1,674	101,996
Inventory, net	65,435	33,488
Prepaid and other current assets	36,037	34,788
Total current assets	121,839	277,300

Leasehold Improvements and Equipment, net	10,037	12,153
Intangible assets, net	24,266	25,297
Deposits	3,675	3,592

Total Assets	$159,817	$318,342

Liabilities and Stockholders' Equity
Current Liabilities
Short-term bank loans	$-	$126,600
Accounts payable	13,423	9,377
Accrued salaries and bonus	28,313	30,434
Accrued expenses	9,573	19,968
Due to related parties	132,976	97,383
Loan from shareholders, current portion	323,834	316,500
Total current liabilities	508,119	600,262

Loan from shareholders	259,068	-
Total liabilities	767,187	600,262

Stockholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares
authorized, 30,063,759 shares issued and outstanding
as of June 30, 2015 and December 31, 2014	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	548,277	557,884
Accumulated deficit	(1,206,177)	(890,334)
Total Stockholders' equity	(607,370)	(281,920)

Total Liabilities and Shareholders' Equity	$159,817	$318,342

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Sales, net	$5,786	$192,409	$4,030	$178,195

Cost of sales	410	130,740	-	130,422

Gross profit (loss)	5,376	61,669	4,030	47,773

Selling, general and administrative expenses	318,718	378,471	148,999	179,793

Loss from operations	(313,342)	(316,802)	(144,969)	(132,020)

Other income (expenses)
Interest income	274	1,551	9	1,408
Interest expense	(5,098)	(6,133)	(2,436)	(3,437)
Gain (loss) on foreign currency exchange	2,323	(1,301)	(498)	(6,001)
Total other income (expenses)	(2,501)	(5,883)	(2,925)	(8,030)

Loss before provision for income taxes	(315,843)	(322,685)	(147,894)	(140,050)

Provision for income taxes	-	-	-	-

Net loss	$(315,843)	$(322,685)	$(147,894)	$(140,050)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759	30,063,759	30,063,759

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Other Comprehensive (Loss) Income:

Net loss	$(315,843)	$(322,685)	$(147,894)	$(140,050)

Foreign currency translation adjustment, net of tax	(9,607)	(1,322)	(4,784)	2,322

Comprehensive (Loss) Income	$(325,450)	$(324,007)	$(152,678)	$(137,728)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

	2015	2014
Cash flows from operating activities
Net loss	$(315,843)	$(322,685)
Adjustments to reconcile net income to net cash used in
operating activities:
Amortization and depreciation	3,977	7,734
Allowance for inventory value decline	(805)	-
Foreign currency exchange (gain) loss	(2,322)	1,301
Changes in assets and liabilities:
Decrease in accounts receivable	101,700	228,771
Decrease (Increase) in inventory	(30,067)	110,287
Decrease (Increase) in prepaid and other assets	(439)	9,456
Increase (Decrease) in accounts payable	3,792	(224,123)
Increase (Decrease) in accrued expenses	(13,553)	3,692
Increase in due to related parties	33,016	20,190
Net cash used in operating activities	(220,544)	(165,377)

Cash flows from financing activities
Proceeds from short-term bank loans	-	264,960
Repayment of short-term bank loans	(128,290)	-
Proceeds advanced from related parties	256,580	58,980
Net cash provided by financing activities	128,290	323,940

Effect of exchange rate changes on cash and cash equivalents	3,919	2,760

Net increase (decrease) in cash and cash equivalents	(88,335)	161,323

Cash and cash equivalents
Beginning	107,028	91,801
Ending	$18,693	$253,124

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$5,098	$5,305
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

Going Concern— The Company has incurred a significant net loss during the past two years and had an accumulated deficit of $1,206,177 and $890,334 as of June 30, 2015 and December 31, 2014, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $510,737 and $499,624 at June 30, 2015 and December 31, 2014, respectively.

Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Automobile	5 years
Furniture and fixtures	3 years
Machinery and equipment	3 to 5 years
Leasehold improvements	55 years

Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statement of income for the period. The accumulated depreciation is $106,459 and $101,704 at June 30, 2015 and December 31, 2014, respectively. Depreciation expense was $2,375 and $5,822 for the six months ended June 30, 2015 and 2014, respectively.

Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $30,087 and $27,825 at June 30, 2015 and December 31, 2014, respectively. Amortization of intangible assets was approximately $1,602 and $1,912 for the six months ended June 30, 2015 and 2014, respectively.

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

Stock Based Compensation — The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at June 30, 2015 and December 31, 2014.

Loss Per Share — The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the six months ended June 30, 2015 and 2014, the Company did not have any common equivalent shares.

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

Interest expense of short-term bank loans was approximately $287 and $1,210 for the six months ended June 30, 2015 and 2014, respectively.

3.	RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2016. The monthly base rent is approximately $1,900. Rent expense under this lease agreement amounted to approximately $10,780 and $11,130 for the six months ended June 30, 2015 and 2014, respectively.

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

As of June 30, 2015 and December 31, 2014, there were $323,834 and $316,500 advances outstanding, respectively. Interest expense was $4,811 and $4,923 for the six months ended June 30, 2015 and 2014, respectively.

Advances from related party- The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of June 30, 2015 and December 31, 2014, there were $132,976 and $97,383 advances outstanding, respectively.

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

On July 5, 2015, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000 for working capital purpose. As of June 30, 2015, the outstanding balance was approximately $259,068. The term of the loan started from July 1, 2015 with maturity date on June 30, 2018.

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

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Net sales for the three months ended June 30, 2015 were $4,030, as compared to $178,195 for the three months ended June 30, 2014. This represents a decrease of $174,165 or approximately 99.7% compared to the prior year period. The decrease in net sales is primarily the result of a decrease in demand for the new models.

Cost of sales decreased by $130,422 or approximately 100% to $0 for the three months ended June 30, 2015, as compared to $130,422 for the three months ended June 30, 2014. Gross profit for the three months ended June 30, 2015 was $4,030, compared to $47,773 for the same period in 2014. Gross profit as a percentage of net sales was approximately 100% in the second quarter of 2015, compared to approximately 26.8% in the same period in 2014. The change in gross profit margin is due to the sales for the three months ended June 30, 2015 which were primarily generated from services.

For the three months ended June 30, 2015, selling, general and administrative expenses totaled $148,999. This was a decrease of $30,794 or approximately 17.1% as compared to the same period in 2014. The decrease of selling, general and administrative expenses is primarily due to the decrease in salary and traveling expenses.

For the three months ended June 30, 2015, loss from operations increased to $(144,969) as compared to $(132,020) for the three months ended June 30, 2014. This represents an increased loss of $12,676 or approximately 9.6% comparing the two periods. The increase of loss from operations for the three months ended June 30, 2015 is primarily the result of a decrease in gross profit which is partially offset by the decrease in selling, general and administrative expenses.

Other income (expenses) was $(2,925) and $(8,030) for the three months ended June 30, 2015 and 2014, respectively. This represents decreased expense of $5,105 or approximately 63.6% . The main reason for this decreased other expense was a decrease in interest expense, and a loss on foreign currency exchange, which is partially offset by a decrease in interest income, as compared to the quarter ended June 30, 2014.

Our net loss was $(147,894) for the three months ended June 30, 2015 compared to a net loss of $(140,050) for the three months ended June 30, 2014. The increased loss for the three months ended June 30, 2015 was due to the reasons described above.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Net sales for the six months ended June 30, 2015 were $5,786, as compared to $192,409 for the six months ended June 30, 2014. This represents a decrease of $186,623 or approximately 97% compared to the prior year period. The decrease in net sales is primarily the result of a decrease in demand for the new models.

Cost of sales decreased by $130,330 or approximately 99.7% to $410 for the three months ended June 30, 2015, as compared to $130,740 for the six months ended June 30, 2014. Gross profit (loss) for the six months ended June 30, 2015 was $5,376, compared to $61,669 for the same period in 2014. Gross profit as a percentage of net sales was approximately 92.9% in the first half of 2015, compared to approximately 32.1% in the same period in 2014. The higher gross profit rate in the first half of 2015 was primarily due to the sales of service and parts, compared to the sales of machinery in the same period in 2014.

For the six months ended June 30, 2015, selling, general and administrative expenses totaled $318,718. This was a decrease of $59,753 or approximately 15.8% as compared to the same period in 2014. The decrease in selling, general and administrative expenses is primarily the result of the decrease in, salary, travel, and professional expenses.

For the six months ended June 30, 2015, loss from operations decreased to $(313,342) as compared to $(316,802) for the six months ended June 30, 2014. This represents a decreased loss of $3,460 or approximately 1.1% comparing the two periods. The decrease of loss from operations for the six months ended June 30, 2015 is primarily the result of decrease in selling, general and administrative expenses, which is partially offset by a decrease in gross profit.

Other income (expenses) was $(2,501) and $(5,883) for the six months ended June 30, 2015 and 2014, respectively. This represents decreased expense of $3,382 or approximately 57.5% . The main reason for this decreased other expenses was a decrease in interest expense, which is partially offset by a decrease in interest income and a decrease in gain on foreign currency exchange, as compared to the quarter ended June 30, 2014.

Our net loss was $(315,843) for the six months ended June 30, 2015 compared to a net loss of $(322,685) for the six months ended June 30, 2014. The decreased loss for the six months ended June 30, 2015 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $18,693 at June 30, 2015 and $107,028 at December 31, 2014. Our total current assets were $121,839 at June 30, 2015, as compared to $277,300 at December 31, 2014. Our total current liabilities were $508,119 at June 30, 2015 as compared to $600,262 at December 31, 2014.

We had working capital deficit at June 30, 2015 of $(386,280) compared with working capital deficit of $(322,962) at December 31, 2014. This decrease in working capital was primarily due to a decrease in cash, account receivable, and increase in accounts payable, due from related parties and accrued expenses, which is partial offset by increases in inventory, and prepaid and other current assets, and decreases in bank loans.

Net cash flow used in operating activities during the six months ended June 30, 2015 was $220,544, a decrease of $55,167 compared to $165,377 net cash used in operating activities during the six months ended June 30, 2014. The decrease in the cash used in operating activities was primarily due to decreased net loss, increases in, inventory, prepaid expenses, accounts payable and due to related parties, and a decrease in accounts receivable, foreign currency exchange gain, , and accrued expenses.

Net cash provided in financing activities for the six months ended June 30, 2015 was $128,290, which was primarily due to proceeds from loans from an officer and shareholder which is partially offset by the repayment of short-term bank loans.

Net change in cash and cash equivalents was a decrease of $88,335 during the six months ended June 31. 2015.

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

3.8	Certificate of Merger filed with the Secretary of State of Delaware (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2008)

3.9	Certificate of Merger filed with Secretary of State of Nevada (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2008)

3.10	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2008)

10.1	Employment Agreement with Pi-Yun Chu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 20, 2008)

10.2	Employment Agreement with Shen-Ren Li (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 20, 2008)

10.3	Employment Agreement with Sheng-Peir Yang (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 20, 2008)

10.4	Purchase and Sale Agreement with Tamura Corporation, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.

10.5	Lease Agreement for property, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.

21	List of Subsidiaries, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.

31.1	Certification by Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

31.2	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

32.1	Certification by Principal Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

32.2	Certification by Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase+
101.DEF	XBRL Taxonomy Extension Definition Linkbase+ 3
101.LAB	XBRL Taxonomy Extension Label Linkbase+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase+

*filed herewith
+submitted herewith

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMPHALOS, CORP.

Date: August 5, 2015	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: August 5, 2015	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting
Officer and Director