Form 10-Q
period 2015-09-30
OMPHALOS, CORP
filed 2015-11-13
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

         The number of shares of registrant’s common stock outstanding, as of November 6, 2015 was 30,063,759.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OMPHALOS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$35,925	$107,028
Accounts receivable, net	4,034	101,996
Inventory, net	108,830	33,488
Prepaid and other current assets	28,099	34,788
Total current assets	176,888	277,300

Leasehold Improvements and Equipment, net	8,276	12,153
Intangible assets, net	21,963	25,297
Deposits	2,996	3,592

Total Assets	$210,123	$318,342

Liabilities and Stockholders' Equity
Current Liabilities
Short-term bank loans	$-	$126,600
Accounts payable	19,822	9,377
Accrued salaries and bonus	22,743	30,434
Accrued expenses	9,622	19,968
Due to related parties	262,041	97,383
Loan from shareholders, current portion	151,607	316,500
Total current liabilities	465,835	600,262

Loan from shareholders	454,822	-
Total liabilities	920,657	600,262

Stockholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of September 30, 2015 and December 31, 2014	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	591,040	557,884
Accumulated deficit	(1,352,104)	(890,334)
Total Stockholders' equity	(710,534)	(281,920)

Total Liabilities and Shareholders' Equity	$210,123	$318,342

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Sales, net	$10,334	$435,091	$6,302	$242,682
Cost of sales	1,914	260,531	3,258	129,791
Gross profit (loss)	8,420	174,560	3,044	112,891
Selling, general and administrative expenses	462,856	536,785	144,138	158,314
Loss from operations	(454,436)	(362,225)	(141,094)	(45,423)
Other income (expenses)
Interest income	271	2,933	-	1,382
Interest expense	(9,821)	(9,957)	(4,726)	(3,824)
Gain (loss) on foreign currency exchange	2,216	2,814	(107)	4,115
Total other income (expenses)	(7,334)	(4,210)	(4,833)	1,673
Loss before provision for income taxes	(461,770)	(366,435)	(145,927)	(43,750)
Provision for income taxes	-	-	-	-
Net loss	$(461,770)	$(366,435)	$(145,927)	$(43,750)
Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759	30,063,759	30,063,759
Net loss per share:
Basic and diluted	$(0.02)	$(0.01)	$(0.00)	$(0.00)
Other Comprehensive (Loss) Income:
Net loss	$(461,770)	$(366,435)	$(145,927)	$(43,750)
Foreign currency translation adjustment, net of tax	33,156	(871)	42,763	451
Comprehensive (Loss) Income	$(428,614)	$(367,306)	$(103,164)	$(43,299)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	2015	2014
Cash flows from operating activities
Net loss	$(461,770)	$(366,435)
Adjustments to reconcile net income to net cash used in
operating activities:
Amortization and depreciation	5,913	10,942
Allowance for inventory value decline	(7,590)	-
Foreign currency exchange (gain) loss	(2,216)	(2,814)
Changes in assets and liabilities:
Decrease in accounts receivable	98,211	207,221
Decrease (Increase) in inventory	(72,870)	212,569
Decrease in prepaid and other assets	5,948	16,462
Increase (Decrease) in accounts payable	11,362	(225,042)
Increase (Decrease) in accrued expenses	(16,691)	448
Increase in due to related parties	176,906	43,214
Net cash used in operating activities	(262,797)	(103,435)

Cash flows from investing activities
Increase in restricted cash	-	(195,026)
Net cash used in investing activities	-	(195,026)

Cash flows from financing activities
Proceeds from short-term bank loans	-	265,520
Repayment of short-term bank loans	(127,151)	-
Proceeds advanced from related parties	317,877	59,104
Net cash provided by financing activities	190,726	324,624

Effect of exchange rate changes on cash and cash equivalents	968	(1,305)

Net increase (decrease) in cash and cash equivalents	(71,103)	24,858

Cash and cash equivalents
Beginning	107,028	91,801
Ending	$35,925	$116,659

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$9,821	$9,127
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

Going Concern— The Company has incurred a significant net loss during the past two years and had an accumulated deficit of $1,352,104 and $890,334 as of September 30, 2015 and December 31, 2014, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $471,737 and $499,624 at September 30, 2015 and December 31, 2014, respectively.

Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Automobile	5 years
Furniture and fixtures	3 years
Machinery and equipment	3 to 5 years
Leasehold improvements	55 years

Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statement of income for the period. The accumulated depreciation is $100,802 and $101,704 at September 30, 2015 and December 31, 2014, respectively. Depreciation expense was $3,531 and $8,067 for the nine months ended September 30, 2015 and 2014, respectively. Depreciation expense was $1,156 and $2,245 for the three months ended September 30, 2015 and 2014, respectively.

Intangible Assets —Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $28,929 and $27,825 at September 30, 2015 and December 31, 2014, respectively. Amortization of intangible assets was approximately $2,382 and $2,875 for the nine months ended September 30, 2015 and 2014, respectively. Amortization of intangible assets was approximately $780 and $963 for the three months ended September 30, 2015 and 2014, respectively.

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

Stock Based Compensation — The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at September 30, 2015 and December 31, 2014.

Loss Per Share — The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the nine months ended September 30, 2015 and 2014, the Company did not have any common equivalent shares.

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

Translation Adjustment — The Company financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is New Taiwan dollar (“NTD”). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

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

Recently Issued Accounting Pronouncements — In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU No. 2014-09 requires an entity to recognize revenue for the amount of consideration to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, ASU No. 2014-09 requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU No. 2014-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. In August 2015 the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which deferred the effective date of ASU No. 2014-09 by one year, making the guidance effective for fiscal years beginning after December 15, 2017. Early adoption will be permitted, but not earlier than the original effective date for annual and interim periods. The impact from adoption of the new requirements of ASU No. 2014-09 on our consolidated financial position or results of operations has not yet been determined.

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

In February 18, 2015, FASB issued ASU No. 2015-02, “Consolidation (Topic 810)”. The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In July 2015, FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. ASU 2015-11 affects reporting entities that measure inventory using first-in, first-out or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual periods beginning after December 15, 2016, with early adoption permitted. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.

In September 2015, FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”, which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires the acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The adoption of this standard is not expected to have a material impact for any periods presented.

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

Interest expense of short-term bank loans was approximately $285 and $2,533 for the nine months ended September 30, 2015 and 2014, respectively. Interest expense of short-term bank loans was approximately $0 and $1,323 for the three months ended September 30, 2015 and 2014, respectively.

3.	RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2016. The monthly base rent is approximately $1,900. Rent expense under this lease agreement amounted to approximately $16,021 and $16,728 for the nine months ended September 30, 2015 and 2014, respectively. Rent expense under this lease agreement amounted to approximately $5,241 and $5,598 for the three months ended September 30, 2015 and 2014, respectively.

Loan from related party

On July 26, 2013, the Company entered a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent approximately $151,607 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015. On July 31, 2015, the loan with the same amount of NT$5,000,000, equivalent approximately $151,607, and the same fixed interest rate of 3% per annum was extended for another two years starting from August 1, 2015 with maturity date on July 31, 2017.

On December 31, 2013, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its officer and shareholder to advance NT$5,000,000, equivalent approximately $151,607 for working capital purpose. The term of the loan started from January 1, 2014 with maturity date on December 31, 2015.

On July 5, 2015, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent approximately $303,215, for working capital purpose. The term of the loan started from July 1, 2015 with maturity date on, 2018.

As of September 30, 2015 and December 31, 2014, there were $606,429 and $316,500 advances outstanding, of which $151,607 and $316,500 was presented under current liabilities, respectively.

Interest expense was $9,536 and $7,424 for the nine months ended September 30, 2015 and 2014, respectively. Interest expense was $4,725 and $2,501 for the nine months ended September 30, 2015 and 2014, respectively.

Advances from related party

The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. The advances bear no interest rate and are due upon demand by shareholders. As of September 30, 2015 and December 31, 2014, there were $262,041 and $97,383 advances outstanding, respectively. The outstanding balance bears no interest and is due upon request.

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

The Company evaluated all events or transactions that occurred after September 30, 2015 up through the date the Company issued these financial statements.

*   *   *   *   *   *

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

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Net sales for the three months ended September 30, 2015 were $6,302, as compared to $242,682 for the three months ended September 30, 2014. This represents a decrease of $236,380 or approximately 97.0% compared to the prior year period. The decrease in net sales is primarily the result of a decrease in demand for the new models due to the economic downturn.

Cost of sales decreased by $126,533 or approximately 97% to $3,258 for the three months ended September 30, 2015, as compared to $129,791 for the three months ended September 30, 2014. Gross profit for the three months ended September 30, 2015 was $3,044, compared to $112,891 for the same period in 2014. Gross profit as a percentage of net sales was approximately 48.3% for the three months ended September 30, 2015, compared to approximately 46.5% in the same period in 2014. The change in gross profit percentage is not significant.

For the three months ended September 30, 2015, selling, general and administrative expenses totaled $144,138. This was a decrease of $14,176, or approximately 9%, as compared to the same period in 2014. The decrease of selling, general and administrative expenses for the three months ended September 30, 2015 is primarily the result of the decrease in salary and travel expenses.

For the three months ended September 30, 2015, loss from operations was $(141,094) as compared to $(45,423) for the three months ended September 30, 2014. This represents an increased loss of $95,671, or approximately 210.62% comparing the two periods. The increase of loss from operations for the three months ended September 30, 2015, is primarily the result of a decrease in net sales.

Other income (expenses) was $(4,833) and $1,673 for the three months ended September 30, 2015 and 2014, respectively. This represents decreased income of $6,506 or approximately 388.88% . The main reason for this decreased other income was an increase in interest expense and a loss on foreign currency exchange, as compared to the three months ended September 30, 2014.

Our net loss was $(145,927) for the three months ended September 30, 2015 compared to a net loss of $(43,750) for the three months ended September 30, 2014. The increased loss for the three months ended September 30, 2015 was due to the reasons described above.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Net sales for the nine months ended September 30, 2015 were $10,334, as compared to $435,091 for the nine months ended September 30, 2014. This represents a decrease of $424,757 or approximately 97.62% compared to the prior year period. The decrease in net sales is primarily the result of a decrease in demand for the new models due to the economic downturn.

Cost of sales decreased by $258,617 or approximately 99.27% to $1,914 for the nine months ended September 30, 2015, as compared to $260,531 for the nine months ended September 30, 2014. Gross profit for the nine months ended September 30, 2015 was $8,420, compared to $174,560 for the same period in 2014. Gross profit as a percentage of net sales was approximately 81.5% for the nine months ended September 30, 2015, compared to approximately 40.0 % in the same period in 2014. The higher gross profit rate for the nine months ended September 30, 2015 was primarily due to the sales consisting of parts only, compared to the sales of new models and parts in the same period in 2014.

For the nine months ended September 30, 2015, selling, general and administrative expenses totaled $462,856, compared to $536,785 for the nine months ended September 30, 2014. This was a decrease of $73,929, or approximately 13.8%, as compared to the same period in 2014. The decrease in selling, general and administrative expenses is primarily the result of the decrease in salary, and travel expenses.

For the nine months ended September 30, 2015, loss from operations increased to ($454,436) as compared to $(362,225) for the nine months ended September 30, 2014. This represents an increased loss of $92,211 or approximately 25.5% comparing the two periods. The increase of loss from operations for the nine months ended September 30, 2015 is primarily the result of a decrease in net sales which is partially offset by a decrease in selling, general and administrative expenses .

Other income (expenses) was $(7,334) and $(4,210) for the nine months ended September 30, 2015 and 2014, respectively. This represents increased expenses of $3,124, or approximately 74.2% . The main reason for this increase of other expenses was an increase in interest expense, and the decrease in gain on foreign currency exchange and interest income, as compared to the nine months ended September 30, 2014.

Our net loss was $(461,770) for the nine months ended September 30, 2015 compared to a net loss of $(366,435) for the nine months ended September 30, 2014. The decreased loss for the nine months ended September 30, 2014 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $35,925 at September 30, 2015 and $107,028 at December 31, 2014. Our total current assets were $176,888 at September 30, 2015, as compared to $277,300 at December 31, 2014. Our total current liabilities were $465,835 at September 30, 2015 as compared to $600,262 at December 31, 2014.

We had a negative working capital at September 30, 2015 of $(288,947) compared with a negative working capital of $(322,962) at December 31, 2014. This increase in working capital was primarily due to an increase in inventory and decreases in short-term bank loans, accrued expenses, and loan from shareholders, which is partial offset by decreases in cash and cash equivalents, accounts receivable, prepaid and other current assets and increases in accounts payable and due to related parties.

Net cash flow used in operating activities during the nine months ended September 30, 2015 was ($262,797), an increase of ($159,362) compared to ($103,435) net cash used in operating activities during the nine months ended September 30, 2014. The increase in the cash used in operating activities was primarily due to increased net loss, decreases in amortization and depreciation, foreign currency exchange gain, accounts receivable, inventory, prepaid expenses and accrued expenses, and increases in allowance for inventory value decline, due to related parties, and accounts payable.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $190,726, which was primarily due to proceeds from advances from related parties which partially offset by repayment of short term bank loan.

Net change in cash and cash equivalents was a decrease of $71,103 during the nine months ended September 31, 2015.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

OMPHALOS, CORP.

Date: November 6, 2015	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: November 6, 2015	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting
Officer and Director