Form 10-Q/A
period 2015-06-30
OMPHALOS, CORP
filed 2015-12-10
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
ACT

FOR THE TRANSITION PERIOD FROM __________TO __________

COMMISSION FILE NUMBER 000-32341

OMPHALOS, CORP.
(Exact name of registrant as specified in its charter)

Nevada	84-1482082
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q of Omphalos, Corp. for the fiscal quarter ended June 30, 2015, and filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2015 (the “Original Filing”), is to make amendments to the financial statements included in this Amendment to record an allowance regarding an inventory reserve valuation of $1,832, which impacts our costs of sales for that fiscal quarter. Additionally, in the financial statements included in this Amendment, we have classified $1,754 as a purchase return rather than including that amount in our sales account for that quarter. For convenience of the reader, this Amendment specifies the Original Filing in its entirety, as amended by this Amendment. Except for those revisions specified in this Explanatory Note, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. As required by the provisions of Rule 12b-15 promulgated pursuant to the Securities Exchange Act of 1934, new certifications by the Company’s Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

3

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$18,693	$107,028
Accounts receivable, net	1,674	101,996
Inventory, net	63,564	33,488
Prepaid and other current assets	36,037	34,788
Total current assets	119,968	277,300

Leasehold Improvements and Equipment, net	10,037	12,153
Intangible assets, net	24,266	25,297
Deposits	3,675	3,592

Total Assets	$157,946	$318,342

Liabilities and Stockholders' Equity
Current Liabilities
Short-term bank loans	$-	$126,600
Accounts payable	13,423	9,377
Accrued salaries and bonus	28,313	30,434
Accrued expenses	9,573	19,968
Due to related parties	132,976	97,383
Loan from shareholders, current portion	323,834	316,500
Total current liabilities	508,119	600,262

Loan from shareholders	259,068	-
Total liabilities	767,187	600,262

Stockholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of June 30, 2015 and December 31, 2014	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	548,259	557,884
Accumulated deficit	(1,208,030)	(890,334)
Total Stockholders' equity	(609,241)	(281,920)

Total Liabilities and Shareholders' Equity	$157,946	$318,342

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Sales, net	$5,786 $	192,409 $	2,276 $	178,195

Cost of sales	2,263	130,740	99	130,422

Gross profit (loss)	3,523	61,669	2,177	47,773

Selling, general and administrative expenses	318,718	378,471	148,999	179,793

Loss from operations	(315,195)	(316,802)	(146,822)	(132,020)

Other income (expenses)
Interest income	274	1,551	9	1,408
Interest expense	(5,098)	(6,133)	(2,436)	(3,437)
Gain (loss) on foreign currency exchange	2,323	(1,301)	(498)	(6,001)
Total other income (expenses)	(2,501)	(5,883)	(2,925)	(8,030)

Loss before provision for income taxes	(317,696)	(322,685)	(149,747)	(140,050)

Provision for income taxes	-	-	-	-

Net loss	$(317,696)	$(322,685)	$(149,747)	$(140,050)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759	30,063,759	30,063,759

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Other Comprehensive (Loss) Income:

Net loss	$(317,696)	$(322,685)	$(149,747)	$(140,050)

Foreign currency translation adjustment, net of tax	(9,625)	(1,322)	(4,802)	2,322

Comprehensive (Loss) Income	$(327,321)	$(324,007)	$(154,549)	$(137,728)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

	2015	2014
Cash flows from operating activities
Net loss	$(317,696)	$(322,685)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	3,977	7,734
Allowance for inventory value decline	1,048	-
Foreign currency exchange (gain) loss	(2,322)	1,301
Changes in assets and liabilities:
Decrease in accounts receivable	101,700	228,771
Decrease (Increase) in inventory	(30,067)	110,287
Decrease (Increase) in prepaid and other assets	(439)	9,456
Increase (Decrease) in accounts payable	3,792	(224,123)
Increase (Decrease) in accrued expenses	(13,553)	3,692
Increase in due to related parties	33,016	20,190
Net cash used in operating activities	(220,544)	(165,377)

Cash flows from financing activities
Proceeds from short-term bank loans	-	264,960
Repayment of short-term bank loans	(128,290)	-
Proceeds advanced from related parties	256,580	58,980
Net cash provided by financing activities	128,290	323,940

Effect of exchange rate changes on cash and cash equivalents	3,919	2,760

Net increase (decrease) in cash and cash equivalents	(88,335)	161,323

Cash and cash equivalents
Beginning	107,028	91,801
Ending	$18,693	$253,124

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$5,098	$5,305
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S- X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Organization — Omphalos Corp. was incorporated as Soyodo Group Holdings, Inc. (the “Soyodo”) under the laws of Delaware in March 2003. On February 5, 2008, Soyodo acquired the outstanding shares of Omphalos Corp. Omphalos Corp. (the “Omphalos BVI) was incorporated on October 30, 2001 under the laws of the British Virgin Islands. For accounting purposes, the acquisition was treated as a recapitalization of Omphalos BVI. Omphalos BVI owns 100% of Omphalos Corp. (Taiwan), All Fine Technology Co., Ltd. (Taiwan), and All Fine Technology Co., Ltd. (B.V.I.). Omphalos Corp.(Taiwan) and was incorporated on February 13, 1991 under the laws of Republic of China. All Fine Technology Co., Ltd. (Taiwan) was incorporated on March 23, 2004 under the laws of Republic of China. All Fine Technology Co., Ltd. (B.V.I.) was incorporated on February 2, 2005 under the laws of the British Virgin Islands. Omphalos Corp. (B.V.I.) and its subsidiaries supplies a wide range of equipment and parts including reflow soldering ovens and automated optical inspection machines for printed circuit board (PCB) manufacturers in Taiwan and China.

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

Going Concern— The Company has incurred a significant net loss during the past two years and had an accumulated deficit of $1,208,030 and $890,334 as of June 30, 2015 and December 31, 2014, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $512,608 and $499,624 at June 30, 2015 and December 31, 2014, respectively.

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

On February 25, 2014, the Company entered a six-month line of credit agreement with Bank SinoPac (Taiwan). The outstanding balance bearing interest at a floating rate of prime rate plus 1.05%, of which prime rate was based on four-to-six month time deposit interest rate of Bank SinoPac(Taiwan). The actual interest rate as of December 31, 2014 was 1.99% . The Company borrowed NT$2,000,000, approximately equivalent to $63,300, on February 27, 2014, March 4, 2014, March 17, 2014, and May 5, 2014, totaling NT$8,000,000, or approximately equivalent to $253,200, and the principals were due on August 26, 2014, September 3, 2014, September 16, 2014, and November 4, 2014, respectively. The line of credit is collateralized by a real property owned by one of the Company's shareholders, and also guaranteed by the shareholder.

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

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Net sales for the three months ended June 30, 2015 were $2,276, as compared to $178,195 for the three months ended June 30, 2014. This represents a decrease of $175,919 or approximately 98.7% compared to the prior year period. The decrease in net sales is primarily the result of a decrease in demand for the new models.

Cost of sales decreased by $130,323 or approximately 99.9% to $99 for the three months ended June 30, 2015, as compared to $130,422 for the three months ended June 30, 2014. Gross profit for the three months ended June 30, 2015 was $2,177, compared to $47,773 for the same period in 2014. Gross profit as a percentage of net sales was approximately 95.7% in the second quarter of 2015, compared to approximately 26.8% in the same period in 2014. The change in gross profit margin is due to the sales for the three months ended June 30, 2015 which were primarily generated from services.

For the three months ended June 30, 2015, selling, general and administrative expenses totaled $148,999. This was a decrease of $30,794 or approximately 17.1% as compared to the same period in 2014. The decrease of selling, general and administrative expenses is primarily due to the decrease in salary and traveling expenses.

For the three months ended June 30, 2015, loss from operations increased to $(146,822) as compared to $(132,020) for the three months ended June 30, 2014. This represents an increased loss of $14,802 or approximately 11.2% comparing the two periods. The increase of loss from operations for the three months ended June 30, 2015 is primarily the result of a decrease in gross profit which is partially offset by the decrease in selling, general and administrative expenses.

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

Our net loss was $(149,747) for the three months ended June 30, 2015 compared to a net loss of $(140,050) for the three months ended June 30, 2014. The increased loss for the three months ended June 30, 2015 was due to the reasons described above.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Net sales for the six months ended June 30, 2015 were $5,786, as compared to $192,409 for the six months ended June 30, 2014. This represents a decrease of $186,623 or approximately 97% compared to the prior year period. The decrease in net sales is primarily the result of a decrease in demand for the new models.

Cost of sales decreased by $128,477 or approximately 98.3% to $2,263 for the three months ended June 30, 2015, as compared to $130,740 for the six months ended June 30, 2014. Gross profit (loss) for the six months ended June 30, 2015 was $3,523, compared to $61,669 for the same period in 2014. Gross profit as a percentage of net sales was approximately 60.9% in the first half of 2015, compared to approximately 32.1% in the same period in 2014. The higher gross profit rate in the first half of 2015 was primarily due to the sales of service and parts, compared to the sales of machinery in the same period in 2014.

For the six months ended June 30, 2015, selling, general and administrative expenses totaled $318,718. This was a decrease of $59,753 or approximately 15.8% as compared to the same period in 2014. The decrease in selling, general and administrative expenses is primarily the result of the decrease in, salary, travel, and professional expenses.

For the six months ended June 30, 2015, loss from operations decreased to $(315,195) as compared to $(316,802) for the six months ended June 30, 2014. This represents a decreased loss of $1,607 or approximately 0.5% comparing the two periods. The decrease of loss from operations for the six months ended June 30, 2015 is primarily the result of decrease in selling, general and administrative expenses, which is partially offset by a decrease in gross profit.

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

Our net loss was $(317,696) for the six months ended June 30, 2015 compared to a net loss of $(322,685) for the six months ended June 30, 2014. The decreased loss for the six months ended June 30, 2015 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $18,693 at June 30, 2015 and $107,028 at December 31, 2014. Our total current assets were $119,968 at June 30, 2015, as compared to $277,300 at December 31, 2014. Our total current liabilities were $508,119 at June 30, 2015 as compared to $600,262 at December 31, 2014.

We had working capital deficit at June 30, 2015 of $(388,151) compared with working capital deficit of $(322,962) at December 31, 2014. This decrease in working capital was primarily due to a decrease in cash, account receivable, and increase in accounts payable, due from related parties and accrued expenses, which is partial offset by increases in inventory, and prepaid and other current assets, and decreases in bank loans.

Net cash flow used in operating activities during the six months ended June 30, 2015 was $220,544, an increase of $55,167 compared to $165,377 net cash used in operating activities during the six months ended June 30, 2014. The increase in the cash used in operating activities was primarily due to decreased net loss, increases in inventory, prepaid expenses, accounts payable and due to related parties, and a decrease in accounts receivable, foreign currency exchange gain, , and accrued expenses.

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

6

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

.

Date: December ____, 2015	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: December ____, 2015	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting
Officer and Director

9