Form 10-Q/A
period 2015-09-30
OMPHALOS, CORP
filed 2015-12-10
CIK 1103640

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q of Omphalos, Corp. for the fiscal quarter ended September 30, 2015, and filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2015 (the “Original Filing”), is to make amendments to the financial statements included in this Amendment to record an allowance regarding an inventory reserve valuation of $1,832, which impacts our costs of sales for that fiscal quarter. Additionally, in the financial statements included in this Amendment we have classified $1,754 as a purchase return rather than including that amount in our sales account for that quarter. For convenience of the reader, this Amendment specifies the Original Filing in its entirety, as amended by this Amendment. Except for those revisions specified in this Explanatory Note, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. As required by the provisions of Rule 12b-15 promulgated pursuant to the Securities Exchange Act of 1934, new certifications by the Company’s Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

3

OMPHALOS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$35,925	$107,028
Accounts receivable, net	4,034	101,996
Inventory, net	107,079	33,488
Prepaid and other current assets	28,099	34,788
Total current assets	175,137	277,300

Leasehold Improvements and Equipment, net	8,276	12,153
Intangible assets, net	21,963	25,297
Deposits	2,996	3,592

Total Assets	$208,372	$318,342

Liabilities and Stockholders' Equity
Current Liabilities
Short-term bank loans	$-	$126,600
Accounts payable	19,822	9,377
Accrued salaries and bonus	22,743	30,434
Accrued expenses	9,622	19,968
Due to related parties	262,041	97,383
Loan from shareholders, current portion	151,607	316,500
Total current liabilities	465,835	600,262

Loan from shareholders	454,822	-
Total liabilities	920,657	600,262

Stockholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of September 30, 2015 and December 31, 2014	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	591,124	557,884
Accumulated deficit	(1,353,939)	(890,334)
Total Stockholders' equity	(712,285)	(281,920)

Total Liabilities and Shareholders' Equity	$208,372	$318,342

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	Nine Months Ended		Three Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Sales, net	$10,334	$435,091	$4,548	$242,682
Cost of sales	3,750	260,531	1,487	129,791
Gross profit (loss)	6,584	174,560	3,061	112,891
Selling, general and administrative expenses	462,856	536,785	144,138	158,314
Loss from operations	(456,272)	(362,225)	(141,077)	(45,423)
Other income (expenses)
Interest income	271	2,933	-	1,382
Interest expense	(9,821)	(9,957)	(4,726)	(3,824)
Gain (loss) on foreign currency exchange	2,216	2,814	(107)	4,115
Total other income (expenses)	(7,334)	(4,210)	(4,833)	1,673
Loss before provision for income taxes	(463,606)	(366,435)	(145,910)	(43,750)
Provision for income taxes	-	-	-	-
Net loss	$(463,606)	$(366,435)	$(145,910)	$(43,750)
Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759	30,063,759	30,063,759
Net loss per share:
Basic and diluted	$(0.02)	$(0.01)$	$(0.00)$	$(0.00)
Other Comprehensive (Loss) Income:
Net loss	$(463,606)	$(366,435)	$(145,910)	$(43,750)
Foreign currency translation adjustment, net of tax	33,241	(871	42,866	451
Comprehensive (Loss) Income	$(430,365)	$(367,306)	$(103,044)	$(43,299)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	2015	2014
Cash flows from operating activities
Net loss	$(463,606)	$(366,435)
Adjustments to reconcile net income to net cash used in
operating activities:
Amortization and depreciation	5,913	10,942
Allowance for inventory value decline	(5,754)	-
Foreign currency exchange (gain) loss	(2,216)	(2,814)
Changes in assets and liabilities:
Decrease in accounts receivable	98,211	207,221
Decrease (Increase) in inventory	(72,870)	212,569
Decrease in prepaid and other assets	5,948	16,462
Increase (Decrease) in accounts payable	11,362	(225,042)
Increase (Decrease) in accrued expenses	(16,691)	448
Increase in due to related parties	176,906	43,214
Net cash used in operating activities	(262,797)	(103,435)

Cash flows from investing activities
Increase in restricted cash	-	(195,026)
Net cash used in investing activities	-	(195,026)

Cash flows from financing activities
Proceeds from short-term bank loans	-	265,520
Repayment of short-term bank loans	(127,151)	-
Proceeds advanced from related parties	317,877	59,104
Net cash provided by financing activities	190,726	324,624

Effect of exchange rate changes on cash and cash equivalents	968	(1,305)

Net increase (decrease) in cash and cash equivalents	(71,103)	24,858

Cash and cash equivalents
Beginning	107,028	91,801
Ending	$35,925	$116,659

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$9,821	$9,127
Income tax	$-	$-

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

Going Concern— The Company has incurred a significant net loss during the past two years and had an accumulated deficit of $1,353,939 and $890,334 as of September 30, 2015 and December 31, 2014, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $473,488 and $499,624 at September 30, 2015 and December 31, 2014, respectively.

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

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Net sales for the three months ended September 30, 2015 were $4,548, as compared to $242,682 for the three months ended September 30, 2014. This represents a decrease of $238,134 or approximately 98.1% compared to the prior year period. The decrease in net sales is primarily the result of a decrease in demand for the new models due to the economic downturn.

Cost of sales decreased by $128,304 or approximately 98.9% to $1,487 for the three months ended September 30, 2015, as compared to $129,791 for the three months ended September 30, 2014. Gross profit for the three months ended September 30, 2015 was $3,061, compared to $112,891 for the same period in 2014. Gross profit as a percentage of net sales was approximately 67.3% for the three months ended September 30, 2015, compared to approximately 46.5% in the same period in 2014. . The higher gross profit rate in the third quarter of 2015 was primarily due to the sales of service and parts, compared to the sales of machinery in the same period in 2014.

For the three months ended September 30, 2015, selling, general and administrative expenses totaled $144,138. This was a decrease of $14,176, or approximately 9%, as compared to the same period in 2014. The decrease of selling, general and administrative expenses for the three months ended September 30, 2015 is primarily the result of the decrease in salary and travel expenses.

For the three months ended September 30, 2015, loss from operations was $(141,077) as compared to $(45,423) for the three months ended September 30, 2014. This represents an increased loss of $95,654, or approximately 210.6% comparing the two periods. The increase of loss from operations for the three months ended September 30, 2015, is primarily the result of a decrease in net sales.

Other income (expenses) was $(4,833) and $1,673 for the three months ended September 30, 2015 and 2014, respectively. This represents decreased income of $6,506 or approximately 388.88% . The main reason for this decreased other income was an increase in interest expense and a loss on foreign currency exchange, as compared to the three months ended September 30, 2014.

Our net loss was $(145,910) for the three months ended September 30, 2015 compared to a net loss of $(43,750) for the three months ended September 30, 2014. The increased loss for the three months ended September 30, 2015 was due to the reasons described above.

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

Cost of sales decreased by $256,781 or approximately 98.6% to $3,750 for the nine months ended September 30, 2015, as compared to $260,531 for the nine months ended September 30, 2014. Gross profit for the nine months ended September 30, 2015 was $6,584, compared to $174,560 for the same period in 2014. Gross profit as a percentage of net sales was approximately 63.7% for the nine months ended September 30, 2015, compared to approximately 40.1 % in the same period in 2014. The higher gross profit rate for the nine months ended September 30, 2015 was primarily due to the sales consisting of parts only, compared to the sales of new models and parts in the same period in 2014.

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

For the nine months ended September 30, 2015, loss from operations increased to ($456,272) as compared to $(362,225) for the nine months ended September 30, 2014. This represents an increased loss of $94,047 or approximately 26.0% comparing the two periods. The increase of loss from operations for the nine months ended September 30, 2015 is primarily the result of a decrease in net sales which is partially offset by a decrease in selling, general and administrative expenses.

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

Our net loss was $(463,606) for the nine months ended September 30, 2015 compared to a net loss of $(366,435) for the nine months ended September 30, 2014. The decreased loss for the nine months ended September 30, 2015 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $35,925 at September 30, 2015 and $107,028 at December 31, 2014. Our total current assets were $175,137 at September 30, 2015, as compared to $277,300 at December 31, 2014. Our total current liabilities were $465,835 at September 30, 2015 as compared to $600,262 at December 31, 2014.

We had a negative working capital at September 30, 2015 of $(290,698) compared with a negative working capital of $(322,962) at December 31, 2014. This increase in working capital was primarily due to an increase in inventory and decreases in short-term bank loans, accrued expenses, and loan from shareholders, which is partial offset by decreases in cash and cash equivalents, accounts receivable, prepaid and other current assets and increases in accounts payable and due to related parties.

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

8

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

OMPHALOS, CORP.

Date: December 10, 2015	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: December 10, 2015	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting
Officer and Director