Form 10-Q/A
period 2015-06-30
OMPHALOS, CORP
filed 2016-01-12
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 (this “Amendment”) to the Quarterly Report on Form 10-Q/A of Omphalos, Corp. for the fiscal quarter ended June 30, 2015, and filed with the Securities and Exchange Commission (the “SEC”) on December 10, 2015 (the “First Amendment”), is to file with the SEC an amended Quarterly Report for that fiscal quarter which has completed dates of signature by the Company’s Principal Executive Officer and Chief Financial Officer. For convenience of the reader, this Amendment specifies the First Amendment in its entirety, as amended by this Amendment. Except for those revisions specified in this Explanatory Note, this Amendment does not amend or otherwise update any other information in the First Amendment. Accordingly, this Amendment should be read in conjunction with the First Amendment. As required by the provisions of Rule 12b-15 promulgated pursuant to the Securities Exchange Act of 1934, new certifications by the Company’s Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment.

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

F-1

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

	Six Months Ended		Three Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Sales, net	$5,786	$192,409	$2,276	$178,195

Cost of sales	2,263	130,740	99	130,422

Gross profit (loss)	3,523	61,669	2,177	47,773

Selling, general and administrative expenses	318,718	378,471	148,999	179,793

Loss from operations	(315,195)	(316,802)	(146,822)	(132,020)

Other income (expenses)
Interest income	274	1,551	9	1,408
Interest expense	(5,098)	(6,133)	(2,436)	(3,437)
Gain (loss) on foreign currency exchange	2,323	(1,301)	(498)	(6,001)
Total other income (expenses)	(2,501)	(5,883)	(2,925)	(8,030)

Loss before provision for income taxes	(317,696)	(322,685)	(149,747)	(140,050)

Provision for income taxes	-	-	-	-

Net loss	$(317,696)	$(322,685)	$(149,747)	$(140,050)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759	30,063,759	30,063,759

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Other Comprehensive (Loss) Income:

Net loss	$(317,696)	$(322,685)	$(149,747)	$(140,050)

Foreign currency translation adjustment, net of tax	(9,625)	(1,322)	(4,802)	2,322

Comprehensive (Loss) Income	$(327,321)	$(324,007)	$(154,549)	$(137,728)

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

Date: January 11, 2016	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: January 11, 2016	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting
Officer and Director

9