Form 10-K
period 2015-12-31
OMPHALOS, CORP
filed 2016-04-12
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2015.

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
Yes [   ]      No [X]

At June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: approximately $1,202,550.

The number of shares of registrant’s common stock outstanding, as of March 15, 2016 was 30,063,759.

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

During the year ended December 31, 2015, the Company obtained 28%, 23%, 18%, 15% and 12% of the equipment and parts that it sells to its customers from five local suppliers:Mingray Co., Ltd., Keryi Instruments Co., Ltd., Shingcheng Technology Co., Ltd., Rayjer Machinery Co. Ltd., and Jiamaio Technology Co., Ltd., respectively. These vendors are all Taiwanese companies.

Marketing

Most of the Omphalos’ business is generated through personal relationships with its major customers. In addition, it may participate in trade shows and occasionally run advertisements in trade journals and newspapers.

Markets and Customers

Omphalos’ customers include a number of major electronic manufacturing companies. For the year ended December 31, 2015, only one customer, Delta Electronics Int'l (Singapore) Pte. Ltd. accounted for more than 10% of the Company’s total revenue, represented approximately 84.6% of its total revenue.

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

Intellectual Property

Omphalos has been granted the following patents:

Name	Patent No	Country	Patent Term
Automatically Labeling and Inspecting Apparatus and Method of Use	M277230	Taiwan	expires 1.20.2015

Automatically Marking and Reading/Distinguishing Apparatus and Method of Use	M277229	Taiwan	expires 1.30.2015

Vehicle Camera Apparatus	M345732	Taiwan	expires 3.19.2018

Automatically Marking and Reading/Distinguishing	I287752	Taiwan	expires 1.30.2050

Servo Motor Control Method and Apparatus Using the Same	I325031	Taiwan	expires 4.19.2027

Laser Machining Module And Laser Machining Table	M411305	Taiwan	expires 2.3.2021

Automatic Board-Flipping Mechanism	M411758	Taiwan	expires 6.7.2026

Automatically Marking and Reading/Distinguishing	11/248,212	U.S.A	expires 6.7. 2026

Laser Machining Module And Laser Machining Table	ZL20112	China	expires 3.18. 2021
0073538.7

Automatic Board-Flipping Mechanism	ZL20112	China	expires 3.18. 2021
0073727.4

Laser Machining Module And Laser Machining Table	3175212	Japan	expires 4.4. 2022

Automatic Board-Flipping Mechanism	3175211	Japan	expires 4.4. 2022

Laser Machining Module And Laser Machining Table	201120392907.9	China	expires 3.05.2021

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

Employees

As of March 15, 2016, Omphalos had 16 full-time employees. None of its employees is represented by a labor union, and Omphalos considers its employee relations to be excellent. Omphalos seeks to use contract workers and anticipates maintaining a small full-time employee base.

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

Our audited financial statements for the year ended December 31, 2015 were prepared based on the assumption that we will continue our operations as a going concern. We has net losses of $592,278 and $522,375 during the years ended December 31, 2015 and 2014, respectively As a result, there may be substantial doubt about our ability to continue as a going concern. Our future is dependent upon our ability to implement our business plans and upon our future profitable operations.

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

Our semiconductor and other customer base historically has been, and is becoming even more, highly concentrated. For the year ended December 31, 2015, we had one major customer, who accounted for more than 10% of our total revenues, represented approximately 84.6% of our total revenues.   Orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our net sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, we may not be able to replace the business. As our products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us. In addition, certain customers have undergone significant ownership changes, have outsourced manufacturing activities, and/or have entered into strategic alliances or industry consortia that have increased the influence of key semiconductor manufacturers in technology decisions made by their partners, which may result in additional complexities in managing customer relationships and transactions. These factors could have a material, adverse effect on our business, financial condition and results of operations.

Omphalos is highly dependent on two suppliers.

For the year ended December 31, 2015, Omphalos obtained 96% of the equipment and parts that it sells to its customers from five vendors. If any of these vendors was to cease supplying us with products for any reason, this would force us to find alternative sources for our products. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect our operating results.

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

Generally, Omphalos maintains short-term leases for its office and warehouse, with options to renew, where possible. The terms of the lease for office and warehouse have been extended to January 31, 2019. The Company paid a monthly rent of approximately $1,800 for the periods ended December 31, 2015 and 2014. Accordingly, rent expense under the office and warehouse lease agreements amounted to approximately $21,170 and $22,176 for the periods ended December 31, 2015 and 2014, respectively.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB under the trading symbol "OMPS".

The following table sets forth, for the period indicated, the range of the high and low sales prices of our common stock, as reported by the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Year Ended December 31,

		First	Second	Third	Fourth

2015	High	$ *	$ 0.18	$ 0.18	$ 0.15
	Low	$ *	$ 0.18	$ 0.15	$ 0.07

2014	High	$ 0.20	$ *	$ *	$ *
	Low	$ 0.19	$ *	$ *	$ *

2013	High	$ 0.10	$ *	$ *	$ 0.10
	Low	$ 0.10	$ *	$ *	$ 0.10

*no public trading volume

There were approximately 72 holders of record of our common stock as of March 15, 2016.

Although we paid dividends on our common stock in 2008 totaling $175,260, or approximately $0.00583 per share, we paid no dividends on our common stock in 2009, 2010, 2011, 2012, 2013, 2014 or 2015. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

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

Inventory - Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $485,767and $499,964 at December 31, 2015 and 2014, respectively.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. ASU 2015-17 is effective for annual and interim reporting periods beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. We are currently evaluating the impact of the adoption of this pronouncement on our balance sheet; although we expect a significant reclassification between current and long-term assets.

Results of Operations

The following presents the consolidated results of the Company for the years ended December 31, 2015 and 2014.

Net Sales. Net sales for the year ended December 31, 2015, were $88,833, compared to $536,517for the year ended December 31, 2014, a decrease of $447,684. The sales decrease was primarily a result of a decrease in laser marking system unit shipments. Sales of reflow soldering ovens sales to printed circuit board (PCB) manufacturers decreased in 2015 compared to 2014. Our average selling prices for reflow soldering ovens and laser marking systems remain unchanged in 2015 compared to 2014. Net sales from our service and parts sales were $15,833 in 2015 and $24,890 in 2014.

Cost of Sales; Gross Margin. Cost of sales for the year ended December 31, 2015, was $59,208 or 66.7% of net sales, as compared to $361,104 or 67.3% of net sales for the year ended December 31, 2014. Gross profit for 2015 was $29,625 compared to $175,413 for 2014, a decrease of $145,788. Gross profit as a percent of net sales was 33.3% in 2015, compared to 32.7% in 2014. The change in gross profit percentage was not significant.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2015 were $610,376 or 687.1 % of net sales, as compared to 694,453 or 129.44 % of net sales, for the year ended December 31, 2014. The decrease in selling, general and administrative expenses was primarily due to decreases in payroll expenses.

Loss from Operations. Loss from operations for the year ended December 31, 2015 was $(580,751), as compared to $(519,040)for the year ended December 31, 2014, an increase of 11.9%. The increase in loss from operations for the year ended December 31, 2015 compared with loss from operations for 2014 resulted primarily from a decrease in gross profit which was partially offset by a decrease in operating expenses.

Other Income (expenses). Other income (expenses) for the year ended December 31, 2015 was $(11,527) as compared to $(3,335)for the year ended December 31, 2014, an increase of 245.6%. This change was primarily attributable to an increase in interest expense, and the decrease in interest income and foreign currency exchange gain.

Net Loss. Net loss for the year ended December 31, 2015 was $(592,278) as compared to $(522,375) for the year ended December 31, 2014, an increase of 13.4%. The increase in net loss was due to the reasons described above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, and cash flow from operations. Our cash and cash equivalent decreased from $107,028 at December 31, 2014 to $74,982 at December 31, 2015, a decrease of 29.9%.

Net cash flow used in operating activities was $220,754 in fiscal 2015 as compared to net cash flow used in operating activities of $176,349 in fiscal 2014, a decrease of $44,405. Net cash flow used in operating activities in fiscal 2014 was mainly due to our net loss of $(522,375), a decrease in accounts receivable of $208,407, a decrease in inventory of $288,179, a decrease in prepaid expenses and other assets of $27,667, a decrease in accounts payable and accrued expenses of $222,868, and an increase in due to related parties of $38,389. Net cash flow used in operating activities in fiscal 2015 was mainly due to our net loss of $(592,278), a decrease in accounts receivable of $100,716, an increase in inventory of $81,301, an increase in prepaid expenses and other assets of $9,714, an increase in accounts payable and accrued expenses of $22,489, an increase in advance from customers of $60,232, and an increase in due to related parties of $269,793.

Net cash flow provided by financing activities was $189,010 for 2015 and $190,785 for 2014, a decrease of $1,775. For 2014, the cash flow provided by financing activity was from loan from shareholders, and short-term bank loans. For 2015, the cash flow provided by financing activity was from loan from shareholders, which was partially offset by repayment of bank loans.

In light of the significant decreases in our net sales over the past fiscal year and current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our financial obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, working capital, and cash generated from operations, will be sufficient to meet our forecasted operating expenses and capital expenditures through 2016.

Capital Expenditures

Total capital expenditures during the years ended December 31, 2015 and 2014 was $0 and $0, respectively.

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

As of December 31, 2015 and December 31, 2014 the exchange rates between the NTD and the USD ($) were NTD1=$0.03050 and NTD1=$0.03165, respectively. The weighted-average rates of exchange between NTD and USD were NTD1=$0.03150 and NTD1=$0.03300 for the years ended December 31, 2015 and December 31, 2014, respectively. Total translation adjustment recognized as of December 31, 2015 and December 31, 2014 is $587,062 and $557,884, respectively.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2015 and December 31, 2014.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

Name	Age	Position
Sheng-Peir Yang	59	President, CEO and Director
Chu Pi Yun	45	Chief Financial Officer

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

Pi-Yun Chu, Chief Financial Officer

Ms. Chu has been with Omphalos since 2000. During that time she functioned in various accounting related positions. She was appointed our Chief Financial Officer in October 2007. Ms. Chu has done extensive accounting coursework.

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

Section 16 Compliance

The Company is not aware of any securities transaction during the fiscal year ended December 31, 2015, or subsequent thereto what would require a filing pursuant to Section 16 of the Exchange Act of 1934, as amended.

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

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

							Non-
							qualified
							Deferred
						Non-Equity	Compen-	All other
Name and				Stock	Option	Incentive	sation	compen-
principal		Salary	Bonus	Awards	Awards	Plan	Earnings	sation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
	2015	$69,930							$69,930
Sheng-Peir
Yang	2014	$73,260							$73,260
CEO and
President	2013	$74,792	—	—	—	—	—	—	$74,792

Pi-Yun	2015	$20,866							$20,866
Chu
CFO	2014	$21,860	—	—	—	—	—	—	$21,860
	2013	22,316							22,316

We have entered into the follow employment agreements:

•

Sheng-Peir Yang entered into an employment agreement with Omphalos on November 30, 2007, to serve as its Chief Executive Officer for a term of two (2) years at an monthly salary of New Taiwan Dollars (“NTD”) 185,000(approximately $5,828). Mr. Yang is required to comply with the non-competition provision contained within the employment agreement. Either party, with proper notice, may terminate the employment agreement, and the employment agreement will be governed and construed by the laws of the Republic of China. The agreement has renewed annually and remains in effect.

•

Pi-Yun Chu entered into an employment agreement with Omphalos on November 30, 2007, to serve as its Chief Financial Officer for a term of two (2) years at an monthly salary of NTD55,200 (approximately $1,739). Ms. Chu is required to comply with the non-competition provision contained within the employment agreement. Either party, with proper notice, may terminate the employment agreement, and the employment agreement will be governed and construed by the laws of the Republic of China. The agreement has renewed annually and remains in effect.

Outstanding Equity Awards at Fiscal Year-End

As of our fiscal years ended December 31, 2015 and 2014, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal years ended December 31, 2015 and 2014. No equity awards were granted during the year ended December 31, 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of common stock beneficially owned as of March 15, 2016 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o Omphalos, Corp.

		Percentage of
	Common Stock	Common Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned (1)
Sheng-Peir Yang	18,449,162	61.3%

Pi-Yun Chu	683,302	2.3%

All officers and directors as a group (2 persons)	19,132,464	63.6%

* Denotes less than 1%

Beneficial ownership percentages gives effect to the completion of the Share Exchange, and are calculated based on shares of common stock issued and outstanding and is based on a total of 30,063,759 shares of common stock that were issued and outstanding as of March 15, 2016. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2016. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our sole director, Mr. Yang, is a named executive officer of the Company and, accordingly, is not “independent” for purposes of any securities market requirements.

Omphalos does not own any real property. The Company leases an office and a warehouse from the wife of our sole director, Mr. Yang. The annual rent of NT672,000 (NT$56,000 monthly), is approximately US$21,168.

Item 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

	Year	Year
	Ended	Ended
	December	December
	31, 2015	31, 2014

Audit Fees	$31,000	$31,000
Audit-Related Fees
Tax Fees
All Other Fees	-	-
	$31,000	$31,000

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and the full Board of Directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our full Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2015, is compatible with maintaining the auditor’s independence.

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

Omphalos, Corp.

Dated: April 7, 2016	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Sheng-Peir Yang
	Chief Executive Officer and Director	April 7, 2016
Sheng-Peir Yang

/s/ Chu Pi Yun	Chief Financial Officer (principal
	financial and accounting officer)	April 7, 2016
Chu Pi Yun

OMPHALOS, CORP.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2015 AND 2014 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Omphalos Corp.

We have audited the accompanying consolidated balance sheets of Omphalos Corp. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial positions of Omphalos Corp. as of December 31, 2015 and 2014, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has net losses of $592,278 and $522,375 during the years ended December 31, 2015 and 2014, respectively. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KCCW Accountancy Corp.

Diamond Bar, California
March 24, 2016

OMPHALOS, CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$74,982	$107,028
Accounts receivable, net	777	101,996
Inventory, net	106,963	33,488
Prepaid and other current assets	43,008	34,788
Total current assets	225,730	277,300

Leasehold Improvements and Equipment, net	7,194	12,153
Intangible assets, net	21,329	25,297
Deposits	3,379	3,592
Total Assets	$257,632	$318,342

Liabilities and Stockholders' Equity
Current Liabilities
Short-term bank loans	$-	$126,600
Accounts payable	42,629	9,377
Accrued salaries and bonus	24,292	30,434
Accrued expenses	12,451	19,968
Advance from customers	58,311	-
Due to related parties	355,025	97,383
Loan from shareholders, current portion	-	316,500
Total current liabilities	492,708	600,262

Non-current Liabilities
Loan from shareholders	609,944	-
Total liabilities	1,102,652	600,262

Stockholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of December 31, 2015 and 2014	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	587,062	557,884
Accumulated deficit	(1,482,612)	(890,334)
Total Stockholders' equity	(845,020)	(281,920)

Total Liabilities and Stockholders' Equity	$257,632	$318,342

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Sales, net	$88,833	$536,517

Cost of sales	59,208	361,104

Gross profit	29,625	175,413

Selling, general and administrative expenses	610,376	694,453

Loss from operations	(580,751)	(519,040)

Other income (expenses)
Interest income	281	3,375
Interest expense	(14,458)	(13,513)
Gain (loss) on foreign currency exchange	2,650	6,803
Total other income (expenses)	(11,527)	(3,335)

Loss before provision for income taxes	(592,278)	(522,375)

Provision for income taxes	-	-

Net loss	$(592,278)	$(522,375)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)

Other Comprehensive (Loss) Income:
Net loss	$(592,278)	$(522,375)
Foreign currency translation adjustment, net of tax	29,178	8,458
Comprehensive (Loss) Income	$(563,100)	$(513,917)

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-in Capital	Deficits	Income	Total

Balance at December 31, 2013	30,063,759	3,007	47,523	(367,959)	549,426	231,997

Translation adjustment	-	-	-	-	8,458	8,458

Net loss	-	-	-	(522,375)	-	(522,375)

Balance at December 31, 2014	30,063,759	$3,007	$47,523	$(890,334)	$557,884	$(281,920)

Translation adjustment	-	-	-	-	29,178	29,178

Net loss	-	-	-	(592,278)	-	(592,278)

Balance at December 31, 2015	30,063,759	$3,007	$47,523	$(1,482,612)	$587,062	$(845,020)

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
Cash flows from operating activities
Net loss	$(592,278)	$(522,375)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	7,812	13,055
Allowance for inventory value decline	4,147	-
Foreign currency exchange (gain) loss	(2,650)	(6,803)
Changes in assets and liabilities:
Decrease in accounts receivable	100,716	208,407
Decrease (increase) in inventory	(81,301)	288,179
Decrease (increase) in prepaid and other assets	(9,714)	27,667
Increase (decrease) in accounts payable	34,701	(229,995)
Increase (decrease) in accrued expenses	(12,212)	7,127
Increase in advance from customers	60,232	-
Increase in due to related parties	269,793	38,389
Net cash used in operating activities	(220,754)	(176,349)

Cash flows from financing activities
Proceeds from short-term bank loans	-	264,026
Repayment of short-term bank loans	(126,007)	(132,013)
Proceeds from loan from shareholders	315,017	58,772
Net cash provided by financing activities	189,010	190,785

Effect of exchange rate changes on cash and cash equivalents	(302)	791

Net increase (decrease) in cash and cash equivalents	(32,046)	15,227

Cash and cash equivalents
Beginning	107,028	91,801
Ending	$74,982	$107,028

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$14,458	$13,101
Income tax	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

Going Concern-The Company has incurred a net loss of $592,278 and $522,375 during the years ended December 31, 2015 and 2014, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2016; (3) The Company plans to continue actively seeing additional funding opportunities to improve and expand upon its product lines.

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $485,767 and $499,964 at December 31, 2015 and 2014, respectively.

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

Stock Based Compensation — The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at December 31, 2015 and 2014.

Loss Per Share — The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the years ended December 31, 2015 and 2014, the Company did not have any common equivalent shares.

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

Customers: The Company sells equipment and parts to printed circuit board (PCB) manufacturers in Taiwan and China. The Company performs ongoing credit evaluations of its customers’ financial condition and generally, requires no collateral. For the year ended December 31, 2014, five customers, each of who accounted for more than 10% of the Company’s total revenues, represented approximately 94% of its total revenues, and 90% of accounts receivable in aggregate at December 31, 2014. For the year ended December 31, 2015, only one customer accounted for more than 10% of the Company’s total revenues, represented approximately 84.6% of its total revenues, and 0% of accounts receivable in aggregate at December 31, 2015.

	Sales for the year		A/R balance as of
Customer	2015	2014	12/31/2015	12/31/2014
A	$74,393	$-	$-	$-
B	1,109	127,462	-	36,817
C	-	112,200	-	-
D	-	93,925	-	-
E	-	93,050	-	17,849
F	-	78,054	-	37,405

Suppliers: For the year ended December 31, 2014, 27% of the Company’s inventory was purchased from two vendors. For the year ended December 31, 2015, 96% of the Company’s inventory was purchased from five vendors

Foreign-currency Transactions — Foreign-currency transactions are recorded in New Taiwan dollars (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollars, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under stockholders’ equity.

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

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. ASU 2015-17 is effective for annual and interim reporting periods beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. We are currently evaluating the impact of the adoption of this pronouncement on our balance sheet; although we expect a significant reclassification between current and long-term assets.

NOTE 2. PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment for the years ended December 31:

	2015	2014
Machinery and equipment	$62,242	$64,595
Vehicle	36,576	37,958
Leasehold improvements	10,892	11,304
	109,710	113,857
Less: accumulated depreciation	(102,516)	(101,704)
Property and equipment, net	$7,194	$12,153

Depreciation expense for the years ended December 31, 2015 and 2014 were $4,665 and $9,244 respectively.

NOTE 3. OTHER INTANGIBLE ASSETS

The following reconciliation of other intangible assets is as follows:

	Gross Carrying	Accumulated
	Value	Amortization
Amortized intangible assets:
Patents	$51,187	$29,858

Amortization of intangible assets was $3,147 and $3,811 for the years ended December 31, 2015 and 2014, respectively.

Estimated amortization for the next five years and thereafter is as follows:

2016	3,045
2017	3,045
2018	3,045
2019	3,045
2020	3,045
Thereafter	6,104
$21,329

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

Interest expense of short-term bank loans was approximately $282 and $3,657 for the year ended December 31, 2015 and 2014, respectively.

NOTE 5. INCOME TAXES

The Company is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. No provision for income taxes have been made as the Company has no taxable income. Income before income taxes for the years ended December 31, 2015 and 2014 includes the results of operations of Taiwan and British Virgin Islands. Omphalos Corp. (B.V.I.) and All Fine Technology Co., Ltd. (B.V.I.) are incorporated in British Virgin Islands and are not required to pay income tax. Omphalos Corp. and All Fine Technology Co., Ltd. are incorporated in Taiwan and are subject to Taiwan tax law. The statutory tax rate under Taiwan tax law is 17%. Omphalos Corp. and All Fine Techonolgy Co., Ltd. incurred losses for the years 2015 and 2014. As a result, no tax liability was incurred. Omphalos Corp.’s losses were qualified for net operating losses carryforward for ten years for income tax purposes under Taiwan tax law.

The Company believes that it is more likely than not that the net operating loss will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses as of December 31, 2015 and 2014. The provision for income taxes calculated at the statutory rates in the combined statements of income is as follows for the years ended December 31:

	2015	2014
Current provision:
Computed (provision for) income taxes at statutory rates in U.S.	$-	$-
Computed (provision for) income taxes at statutory rates in BVI	-	-
Computed (provision for)income taxes at statutory rates in Taiwan	-	-
Total current provision	-	-

Deferred provision:
U.S	-	-
BVI	-	-
Taiwan- Net operating loss carryforward	34,341	37,159
Valuation allowance	(34,341)	(37,159)
Total deferred provision	-	-
Provision for income taxes	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2015 and 2014:

	2015		2014
U.S. Federal tax at statutory rate	34%		34%
Valuation allowance	(34%	)	(34%	)
Foreign income tax- Taiwan	17%		17%
Other (a)	(17%	)	(17%	)
Effective tax rate	0%		0%

(a) Other represents expenses incurred by the Company that are not deductible for Taiwan income taxes and changes in valuation allowance for Taiwanese entities for the years ended December 31, 2015 and 2014, respectively.

NOTE 6. RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2019. The monthly base rent is approximately $1,800. Rent expense under this lease agreement amounted to approximately $21,170 and $22,176 for the years ended December 31, 2015 and 2014, respectively.

Loan from related party

On July 26, 2013, the Company entered a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent approximately $152,486 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015. On July 31, 2015, the loan with the same amount of NT$5,000,000, equivalent approximately $152,486, and the same fixed interest rate of 3% per annum was extended for another two years starting from August 1, 2015 with maturity date on July 31, 2017.

On December 31, 2013, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its officer and shareholder to advance NT$5,000,000, equivalent approximately $152,486 for working capital purpose. The term of the loan started from January 1, 2014 with maturity date on December 31, 2015. On December 31, 2015, the loan with the same amount of NT$5,000,000, equivalent approximately $152,486, and the same fixed interest rate of 3% per annum was extended for another two years starting from January 1, 2016 with maturity date on December 31, 2018.

On July 5, 2015, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent approximately $304,972, for working capital purpose. The term of the loan started from July 1, 2015 with maturity date on June 30, 2018.

As of December 31, 2015 and December 31, 2014, there were $609,944 and $316,500 advances outstanding, of which $0 and $316,500 was presented under current liabilities, respectively.

Interest expense was $14,176 and $9,856 for the years ended December 31, 2015 and 2014, respectively.

Advances from related party

The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. The advances bear no interest rate and are due upon demand by shareholders. As of December31, 2015 and December 31, 2014, there were $355,025 and $97,383 advances outstanding, respectively. The outstanding balance bears no interest and is due upon request.

NOTE 7. COMMITTMENT

Operating Leases

The Company leases its office from a related party (Note 6) and warehouse facilities from outside parties under operating leases that expire on various dates through 2020. Rental expense for these leases consisted of approximately $50,105 and $51,358 for the years ended December 31, 2015 and 2014, respectively.

Future minimum lease payments under the operating leases are summarized as follows:

Fiscal Year	Amount
2016	$46,349
2017	33,871
2018	32,737
2019	13,105
2020	8,505
Thereafter	-
Total	$134,567

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2015 up through the date the Company issued these financial statements.

******