Form 10-Q
period 2016-03-31
OMPHALOS, CORP
filed 2016-05-16
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

______________________________________________________
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
Yes [   ]        No [X]

The number of shares of registrant’s common stock outstanding, as of May 12, 2016 was 30,063,759.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$174,573	$74,982
Accounts receivable, net	76,076	777
Inventory, net	115,702	106,963
Prepaid and other current assets	56,158	43,008
Total current assets	422,509	225,730

Leasehold Improvements and Equipment, net	6,180	7,194
Intangible assets, net	20,957	21,329
Deposits	3,443	3,379

Total Assets	$453,089	$257,632

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$110,054	$42,629
Accrued salaries and bonus	25,559	24,292
Accrued expenses	41,017	12,451
Income tax payable	27,263	-
Advance from customers	84,652	58,311
Due to related parties	361,754	355,025
Total current liabilities	650,299	492,708

Long-term Liabilities
Loan from shareholders	621,506	609,944
Total liabilities	1,271,805	1,102,652

Stockholders' Deficit
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	572,156	587,062
Accumulated deficit	(1,441,402)	(1,482,612)
Total Stockholders' deficit	(818,716)	(845,020)

Total Liabilities and Stockholders' Deficit	$453,089	$257,632

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

Sales, net	$437,277	$3,510

Cost of sales	184,023	2,164

Gross profit	253,254	1,346

Selling, general and administrative expenses	184,535	169,719

Income (loss) from operations	68,719	(168,373)

Other income (expenses)
Interest income	-	265
Interest expense	(4,538)	(2,662)
Gain (loss) on foreign currency exchange	3,569	2,821
Total other income (expenses)	(969)	424

Income (loss) before provision for income taxes	67,750	(167,949)

Provision for income taxes	26,540	-

Net Income (loss)	$41,210	$(167,949)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759

Net Income (loss) per share:
Basic and diluted	$0.00	$(0.01)

Other Comprehensive (Loss) Income:
Net Income (loss)	$41,210	$(167,949)
Foreign currency translation adjustment, net of tax	(14,906)	(4,823)
Comprehensive (Loss) Income	$26,304	$(172,772)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities
Net income(loss)	$41,210	$(167,949)
Adjustments to reconcile net income to net cash used in
operating activities:
Amortization and depreciation	1,876	1,966
Allowance for inventory value decline	(62,903)	1,053
Foreign currency exchange (gain) loss	(3,569)	(2,821)
Changes in assets and liabilities:
Decrease(Increase) in accounts receivable	(73,288)	81,839
Decrease (Increase) in inventory	56,368	(4,014)
Decrease (Increase) in prepaid and other assets	(12,008)	3,135
Increase (Decrease) in accounts payable	64,850	(869)
Increase (Decrease) in accrued expenses	28,364	60
Increase (Decrease) in income tax payable	26,540	-
Increase (Decrease) in advance from customers	24,567	-
Increase(Decrease) in due to related parties	-	10,767
Net cash provided by (used in) operating activities	92,007	(76,833)

Cash flows from financing activities
Proceeds from short-term bank loans	-	-
Repayment of short-term bank loans	-	(126,824)
Proceeds advanced from related parties	-	110,971
Net cash used in financing activities	-	(15,853)

Effect of exchange rate changes on cash and cash equivalents	7,584	3,172

Net Increase (Decrease) in cash and cash equivalents	99,591	(89,514)

Cash and cash equivalents
Beginning	74,982	107,028
Ending	$174,573	$17,514

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$4,538	$2,662
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S- X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Basis of Consolidation — The condensed consolidated financial statements include the accounts of Omphalos Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Going Concern — The Company has incurred a significant net loss during the past two years and had an accumulated deficit of $1,441,402 and $1,482,612 as of March 31, 2016 and December 31, 2015, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $430,359 and $485,767 at March 31, 2016 and December 31, 2015, respectively.

Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Automobile	5 years
Furniture and fixtures	3 years
Machinery and equipment	3 to 5 years
Leasehold improvements	55 years

Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statement of income for the period. The accumulated depreciation was $105,609 and $102,516 at March 31, 2016 and December 31, 2015, respectively. Depreciation expense was $1,120 and $1,174 for the three months ended March 31, 2016 and 2015, respectively.

Intangible Assets — Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $31,200 and $29,858 at March 31, 2016 and December 31, 2015, respectively. Amortization of intangible assets was $756 and $792 for the three months ended March 31, 2016 and 2015, respectively.

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

Leases — Lease agreements are evaluated to determine if they are capital leases meeting any of the following criteria at inception: (a) Transfer of ownership; (b) Bargain purchase option; (c) The lease term is equal to 75 percent or more of the estimated economic life of the leased property; (d) The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor.

If at its inception a lease meets any of the four lease criteria above, the lease is classified by the lessee as a capital lease; and if none of the four criteria are met, the lease is classified by the lessee as an operating lease.

Research and Development Expenses — Research and development costs are generally expensed as incurred.

Statement of cash flows — In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies, and translated to the reporting currency using an average foreign exchange rate for the reporting period. As a result, amounts related to changes in assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

Stock Based Compensation — The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at March 31, 2016 and December 31, 2015.

Loss Per Share — The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the three months ended March 31, 2016 and 2015, the Company did not have any common equivalent shares.

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

Reclassifications — Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Recently Issued Accounting Pronouncements — In August 2014, FASB issued ASU No. 2014-15, “Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these condensed consolidated financial statements for additional disclosure.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. ASU 2015-17 is effective for annual and interim reporting periods beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. We are currently evaluating the impact of the adoption of this pronouncement on our balance sheet; although we expect a significant reclassification between current and long-term assets.

In February 2016, the FASB issued ASU 2016-02, "Leases," which requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2018, or in fiscal 2020 for HEICO. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. We are currently evaluating the effect the adoption of this guidance will have on our consolidated results of operations, financial position and cash flows.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (“ASU 2016-08”)”, which clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. The Company must adopt ASU 2016-08 and ASU 2016-10 with ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on its consolidated financial statements.

2.	RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2019. The monthly base rent is approximately $1,800. Rent expense under this lease agreement amounted to approximately $5,100 and $5,330 for the three months ended March 31, 2016 and 2015, respectively.

Loan from related party

On July 26, 2013, the Company entered a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent approximately $155,376 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015. On July 31, 2015, the loan with the same amount of NT$5,000,000, equivalent approximately $155,376, and the same fixed interest rate of 3% per annum was extended for another two years starting from August 1, 2015 with maturity date on July 31, 2017.

On December 31, 2013, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its officer and shareholder to advance NT$5,000,000, equivalent approximately $155,376 for working capital purpose. The term of the loan started from January 1, 2014 with maturity date on December 31, 2015. On December 31, 2015, the loan with the same amount of NT$5,000,000, equivalent approximately $155,376, and the same fixed interest rate of 3% per annum was extended for another two years starting from January 1, 2016 with maturity date on December 31, 2018.

On July 5, 2015, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent approximately $310,754, for working capital purpose. The term of the loan started from July 1, 2015 with maturity date on June 30, 2018.

As of March 31, 2016 and December 31, 2015, there were $621,506 and $609,944 advances outstanding. Interest expense was $4,538 and $2,378 for the three months ended March 31, 2016 and 2015, respectively.

Advances from related party - The Company also has received funds advanced by its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. The advances bear no interest rate and are due upon demand by that shareholder. As of March 31, 2016 and December 31, 2015, the outstanding amounts of those advances were $361,754 and $355,025, respectively.

3.	INCOME TAXES

The Company is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. Income before income taxes for the three months ended March 31, 2016 and 2015 includes the results of operations of Taiwan and British Virgin Islands. Omphalos Corp. (B.V.I.) and All Fine Technology Co., Ltd. (B.V.I.) are incorporated in British Virgin Islands and are not required to pay income tax. Omphalos Corp. and All Fine Technology Co., Ltd. are incorporated in Taiwan and are subject to Taiwan tax law. The statutory tax rate under Taiwan tax law is 17%. Omphalos Corp. had net income of $156,120 for the three months ended March 31, 2016, but incurred losses for the three months ended March 31, 2015. All Fine Techonolgy Co., Ltd. incurred losses for the three months ended March 31, 2016 and 2015. As a result, tax liability was incurred as of March 31, 2016.

The provision for income taxes calculated at the statutory rates in the combined statements of income is as follows:

	Three months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Current provision:
Computed (provision for) income taxes at statutory rates in U.S.	$-	$-
Computed (provision for) income taxes at statutory rates in BVI	-	-
Computed (provision for) income taxes at statutory rates in Taiwan	26,540	-
Total current provision	26,540	-

Deferred provision:
U.S	-	-
BVI	-	-
Taiwan- Net operating loss carryforward	-	-
Valuation allowance	-	-
Total deferred provision	-	-
Provision for income taxes	$26,540	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the three months ended March 31, 2016 and 2015:

	Three Months ended	Three Months ended
	March 31, 2016	March 31, 2015
U.S. Federal tax at statutory rate	34%	34%
Valuation allowance	(34%)	(34%)
Foreign income tax- Taiwan	17%	17%
Other (a)	0%	(17%)
Effective tax rate	17%	0%

(a) Other represents expenses incurred by the Company that are not deductible for Taiwan income taxes and changes in valuation allowance for Taiwanese entities for the three months ended March 31, 2016 and 2015, respectively.

4.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2016 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

            This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. The potential risks and uncertainties that could cause our actual results to differ materially from those expressed or implied herein are set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net sales for the three months ended March 31, 2016 were $437,277, as compared to $3,510 for the three months ended March 31, 2015. This represents an increase of $433,767 or approximately 12358% compared to the prior year period. The increase in net sales is primarily the result of an increase in laser marking machine sales.

Cost of sales increased by $181,859 or approximately 8404% to $184,023 for the three months ended March 31, 2016, as compared to $2,164 for the three months ended March 31, 2015. Gross profit (loss) for the three months ended March 31, 2016 was $253,254, compared to $1,346, for the same period in 2015. Gross profit as a percentage of net sales was approximately 58% in the first quarter of 2016, compared to approximately 38% in the same period in 2015. The higher gross margin in the first quarter of 2016 was primarily due to the sales of laser marking machine with higher margin.

For the three months ended March 31, 2016, selling, general and administrative expenses totaled $184,535, compared to $169,719 for the three months ended March 31, 2015. This was an increase of $14,816 or approximately 9% as compared to the same period in 2015. The increase in selling, general and administrative expenses is primarily the result of the increase in salary, and travel expenses.

For the three months ended March 31, 2016, income (loss) from operations increased to $68,719 as compared to $(168,373) for the three months ended March 31, 2015. This represents an increased income of $237,092 comparing the two periods. The increase of income from operations for the three months ended March 31, 2016 is primarily the result of an increase in gross profit, which is partially offset by an increase in operating expenses.

Other income (expenses) was $(969) and $424 for the three months ended March 31, 2016 and 2015, respectively. This represents decreased income of $1,393 or a decrease of approximately 329%. The main reason for this decreased other income was due to an increase in interest expense, and a decrease in interest income, which is partially offset by an increase in gain on foreign currency exchange, as compared to the prior year period.

Our net income (loss) was $41,210 for the three months ended March 31, 2016 compared to a net loss of $(167,949) for the three months ended March 31, 2015. The increased net income for the three months ended March 31, 2016 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $174,573 at March 31, 2016 and $74,982 at December 31, 2015. Our total current assets were $422,509 at March 31, 2016, as compared to $225,730 at December 31, 2015. Our total current liabilities were $650,299 at March 31, 2016 as compared to $492,708 at December 31, 2015.

We had working capital at March 31, 2016 of $(227,790) compared with working capital of $(266,978) at December 31, 2015. This slight increase in working capital was primarily due to an increase in cash, account receivable and prepaid expense, which is partial offset by increases in accounts payable, accrued expenses, due to related parties, income tax payable, and advances from customers.

Net cash flow provided by operating activities during the three months ended March 31, 2016 was $92,007, an increase of $168,840 compared to $(76,833) net cash used in operating activities during the three months ended March 31, 2015. Net cash flow used in operating activities during the three months ended March 31, 2016 was primarily due to net income, increases in accounts receivable, prepaid expenses, accounts payable, accrued expenses, income tax payable, advance from customers, foreign currency exchange gain, and allowance for inventory value decline, and a decrease in inventory.

Net change in cash and cash equivalents were $99,591 for the three months ended March 31, 2016, compared to $(89,514) for the three months ended March 31, 2015, an increase of $189,105.

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

PART II

Item 1. Legal Proceedings.

None.

Item 1A.Risk Factors.

As a smaller reporting company, we are not required to provide this information; provided, however,

The risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2015, filed on April 12, 2016, have not changed, except that we disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2016, a new risk factor related to our securities as follows:

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

OMPHALOS, CORP.

Date: May 12, 2016	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: May 12, 2016	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting
Officer and Director