Form 10-Q
period 2016-06-30
OMPHALOS, CORP
filed 2016-08-10
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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
Yes [   ]        No [X]

The number of shares of registrant’s common stock outstanding, as of August 5, 2016 was 30,063,759.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$28,714	$74,982
Accounts receivable, net	41,834	777
Inventory, net	100,114	106,963
Prepaid and other current assets	27,507	43,008
Total current assets	198,169	225,730

Leasehold Improvements and Equipment, net	5,024	7,194
Intangible assets, net	20,156	21,329
Deposits	3,811	3,379

Total Assets	$227,160	$257,632

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$26,785	$42,629
Accrued salaries and bonus	24,134	24,292
Accrued expenses	11,797	12,451
Income tax payable	21,377	-
Advance from customers	-	58,311
Due to related parties	457,377	355,025
Total current liabilities	541,470	492,708

Long-term Liabilities
Loan from shareholders	620,734	609,944
Total liabilities	1,162,204	1,102,652

Stockholders' Deficit
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	570,966	587,062
Accumulated deficit	(1,556,540)	(1,482,612)
Total Stockholders' deficit	(935,044)	(845,020)

Total Liabilities and Stockholders' Deficit	$227,160	$257,632

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THE SIX MONTHS		FOR THE THREE MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2016	2015	2016	2015

Sales, net	$612,277	$5,786	$175,000	$2,276

Cost of sales	313,542	2,263	129,519	99

Gross profit	298,735	3,523	45,481	2,177

Selling, general and administrative expenses	345,178	318,718	160,643	148,999

Loss from operations	(46,443)	(315,195)	(115,162)	(146,822)

Other income (expenses)
Interest income	46	274	46	9
Interest expense	(9,170)	(5,098)	(4,632)	(2,436)
Gain (loss) on foreign currency exchange	2,694	2,323	(875)	(498)
Total other income (expenses)	(6,430)	(2,501)	(5,461)	(2,925)

Loss before provision for income taxes	(52,873)	(317,696)	(120,623)	(149,747)

Provision for income taxes	21,055	-	(5,485)	-

Net Loss	$(73,928)	$(317,696	$(115,138)	$(149,747)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759	30,063,759	30,063,759

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Other Comprehensive (Loss) Income:
Net loss	$(73,928)	$(317,696)	$(115,138)	$(149,747)
Foreign currency translation adjustment, net of tax	(16,096)	(9,625)	(1,190)	(4,802)
Comprehensive (Loss) Income	$(90,024)	$(327,321)	$(116,328)	$(154,549)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities
Net loss	$(73,928)	$(317,696)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	3,790	3,977
Allowance for inventory value decline	(66,984)	1,048
Foreign currency exchange (gain) loss	(2,694)	(2,322)
Changes in assets and liabilities:
Decrease(Increase) in accounts receivable	(40,423)	101,700
Decrease (Increase) in inventory	75,592	(30,067)
Decrease (Increase) in prepaid and other assets	15,648	(439)
Increase (Decrease) in accounts payable	(16,347)	3,792
Increase (Decrease) in accrued expenses	(1,440)	(13,553)
Increase (Decrease) in income tax payable	21,054	-
Increase (Decrease) in advance from customers	(58,444)	-
Increase(Decrease) in due to related parties	94,616	33,016
Net cash used in operating activities	(49,560)	(220,544)

Cash flows from financing activities
Repayment of short-term bank loans	-	(128,290)
Proceeds loaned from related parties	-	256,580
Net cash provided by financing activities	-	128,290

Effect of exchange rate changes on cash and cash equivalents	3,292	3,919

Net Increase (Decrease) in cash and cash equivalents	(46,268)	(88,335)

Cash and cash equivalents
Beginning	74,982	107,028
Ending	$28,714	$18,693

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$9,170	$5,098
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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

Going Concern — The Company has incurred a significant net loss during the past two years and had an accumulated deficit of $1,556,540 and $1,482,612 as of June 30, 2016 and December 31, 2015, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $426,346 and $485,767 at June 30, 2016 and December 31, 2015, respectively.

Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Automobile	5 years
Furniture and fixtures	3 years
Machinery and equipment	3 to 5 years
Leasehold improvements	55 years

Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statement of income for the period. The accumulated depreciation was $106,627 and $102,516 at June 30, 2016 and December 31, 2015, respectively. Depreciation expense was $2,263 and $2,375 for the six months ended June 30, 2016 and 2015, respectively. Depreciation expense was $1,143 and $1,201 for the three months ended June 30, 2016 and 2015, respectively.

Intangible Assets — Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $31,936 and $29,858 at June 30, 2016 and December 31, 2015, respectively. Amortization of intangible assets was $1,527 and $1,602 for the six months ended June 30, 2016 and 2015, respectively. Amortization of intangible assets was $771 and $810 for the three months ended June 30, 2016 and 2015, respectively.

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

Stock Based Compensation — The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at June 30, 2016 and December 31, 2015.

Loss Per Share — The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the six months ended June 30, 2016 and 2015, and for the three months ended June 30, 2016 and 2015, the Company did not have any common equivalent shares.

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

Foreign-currency Transactions — Foreign-currency transactions are recorded in New Taiwan dollar (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollar, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under stockholders’ deficit.

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

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollar ($) using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD into U.S. dollar are recorded in stockholders’ deficit as part of accumulated other comprehensive income.

Recently Issued Accounting Pronouncements — In February 2016, the FASB issued ASU 2016-02, "Leases," which requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2018, or in fiscal 2020. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. We are currently evaluating the effect the adoption of this guidance will have on our consolidated results of operations, financial position and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of 2018. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. Accordingly, the Company may adopt the standard in either its first quarter of 2018 or 2019.In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (“ASU 2016-08”), which clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. The Company must adopt ASU 2016-08 and ASU 2016-10 with ASU 2014-09.The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on its consolidated financial statements.

2.	RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2019. The monthly base rent is approximately $1,800. Rent expense under this lease agreement amounted to approximately $10,270 and $10,780 for the six months ended June 30, 2016 and 2015, respectively, and approximately $5,170 and $5,450 for the three months ended June 30, 2016 and 2015, respectively.

Loan from related party

On July 26, 2013, the Company entered a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent approximately $155,184 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015. On July 31, 2015, the loan with the same amount of NT$5,000,000, equivalent approximately $155,184, and the same fixed interest rate of 3% per annum was extended for another two years starting from August 1, 2015 with maturity date on July 31, 2017.

On December 31, 2013, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its officer and shareholder to advance NT$5,000,000, equivalent approximately $155,184 for working capital purpose. The term of the loan started from January 1, 2014 with maturity date on December 31, 2015. On December 31, 2015, the loan with the same amount of NT$5,000,000, equivalent approximately $155,184, and the same fixed interest rate of 3% per annum was extended for another two years starting from January 1, 2016 with maturity date on December 31, 2018.

On July 5, 2015, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent approximately $310,366, for working capital purpose. The term of the loan started from July 1, 2015 with maturity date on June 30, 2018.

As of June 30, 2016 and December 31, 2015, there were $620,734 and $609,944 advances outstanding. Interest expense was $9,170 and $4,811 for the six months ended June 30, 2016 and 2015, respectively. Interest expense was $4,632 and $2,433 for the three months ended June 30, 2016 and 2015, respectively.

Advances from related party - The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. The advances bear no interest rate and are due upon demand by shareholders. As of June 30, 2016 and December 31, 2015, there were $457,377 and $355,025 advances outstanding, respectively.

3.	INCOME TAXES

The Company is incorporated in the State of Nevada in the United States of America and is subject to the U. S. federal and state taxation. Income before income taxes for the six months ended June 30, 2016 and 2015 includes the results of operations of Taiwan and British Virgin Islands. Omphalos Corp. (B.V.I.) and All Fine Technology Co., Ltd. (B.V.I.) are incorporated in British Virgin Islands and are not required to pay income tax. Omphalos Corp. and All Fine Technology Co., Ltd. are incorporated in Taiwan and are subject to Taiwan tax law. The statutory tax rate under Taiwan tax law is 17%. Omphalos Corp. had net income of $123,845 for the six months ended June 30, 2016, but incurred losses for the six months ended June 30, 2015. All Fine Technology Co., Ltd. incurred losses for the six months ended June 30, 2016 and 2015. As a result, tax liability was incurred as of June 30, 2016.

The provision for income taxes calculated at the statutory rates in the combined statements of income is as follows:

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Current provision:
Computed (provision for) income taxes at statutory rates in U.S.	$-	$-
Computed (provision for) income taxes at statutory rates in BVI	-	-
Computed (provision for)income taxes at statutory rates in Taiwan	21,055	-
Total current provision	21,055	-

Deferred provision:
U.S	-	-
BVI	-	-
Taiwan- Net operating loss carryforward	-	-
Valuation allowance	-	-
Total deferred provision	-	-
Provision for income taxes	$21,055	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the six months ended June 30, 2016 and 2015:

	Six Months ended	Six Months ended
	June 30, 2016	June 30, 2015
U.S. Federal tax at statutory rate	34%	34%
Valuation allowance	(34%)	(34%)
Foreign income tax- Taiwan	17%	17%
Other (a)	0%	(17%)
Effective tax rate	17%	0%

(a) Other represents expenses incurred by the Company that are not deductible for Taiwan income taxes and changes in valuation allowance for Taiwanese entities for the six months ended June 30, 2016 and 2015, respectively.

4.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2016 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Net sales for the three months ended June 30, 2016 were $175,000, as compared to $2,276 for the three months ended June 30, 2015. This represents an increase of $172,724 or approximately 7588.9% compared to the prior year period. The increase in net sales is primarily the result of an increase in demand for the new model of laser marking machine.

Cost of sales increased by $129,420 to $129,519 for the three months ended June 30, 2016, as compared to $99 for the three months ended June 30, 2015. Gross profit for the three months ended June 30, 2016 was $45,481, compared to $2,177 for the same period in 2015. Gross profit as a percentage of net sales was approximately 26% in the second quarter of 2016, compared to approximately 95.7% in the same period in 2015. The change in gross profit margin is due to the sales for the three months ended June 30, 2015 were primarily generated from services.

For the three months ended June 30, 2016, selling, general and administrative expenses totaled $160,643. This was an increase of $11,644 or approximately 7.8% as compared to the same period in 2015. The increase of selling, general and administrative expenses is primarily due to the increase in salary and traveling expenses.

For the three months ended June 30, 2016, loss from operations decreased to $(115,162) as compared to $(146,822) for the three months ended June 30, 2015. This represents a decreased loss of $31,660 or approximately 21.6% comparing the two periods. The decrease of loss from operations for the three months ended June 30, 2016 is primarily the result of an increase in gross profit which is partially offset by the increase in selling, general and administrative expenses.

Other income (expenses) was $(5,461) and $(2,925) for the three months ended June 30, 2016 and 2015, respectively. This represents increased expense of $2,536 or approximately 86.7% . The main reason for this increased other expense was an increase in interest expense, and a loss on foreign currency exchange, which is partially offset by an increase in interest income, as compared to the quarter ended June 30, 2015.

Our net loss was $(115,138) for the three months ended June 30, 2016 compared to a net loss of $(149,747) for the three months ended June 30, 2015. The decreased loss for the three months ended June 30, 2016 was due to the reasons described above.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Net sales for the six months ended June 30, 2016 were $612,277, as compared to $5,786 for the six months ended June 30, 2015. This represents an increase of $606,491 or approximately 10482.04% compared to the prior year period. The decrease in net sales is primarily the result of a increase in demand for the new model of laser marking machine.

Cost of sales increased by $311,279 or approximately 138.55% to $313,542 for the six months ended June 30, 2016, as compared to $2,263 for the six months ended June 30, 2015. Gross profit for the six months ended June 30, 2016 was $298,735, compared to $3,523 for the same period in 2015. Gross profit as a percentage of net sales was approximately 48.8% in the first half of 2016, compared to approximately 60.9% in the same period in 2015. The higher gross profit rate in the first half of 2015 was primarily due to the sales of service and parts, compared to the sales of machinery in the same period in 2016.

For the six months ended June 30, 2016, selling, general and administrative expenses totaled $345,178. This was an increase of $26,460 or approximately 8.3% as compared to the same period in 2015. The decrease in selling, general and administrative expenses is primarily the result of the decrease in, salary, travel, and professional expenses.

For the six months ended June 30, 2016, loss from operations decreased to $(46,443) as compared to $(315,195) for the six months ended June 30, 2015. This represents a decreased loss of $268,752 or approximately 85.3% comparing the two periods. The decrease of loss from operations for the six months ended June 30, 2016 is primarily the result of an increase in gross profit which is partially offset by increase in selling, general and administrative expenses.

Other income (expenses) was $(6,430) and $(2,501) for the six months ended June 30, 2016 and 2015, respectively. This represents increased expense of $3,929 or approximately 157.1% . The main reason for this increased other expenses during the six months ended June 30, 2016, was an increase in interest expense and a decrease in interest income which is partially offset by an increase in gain on foreign currency exchange, as compared to the period ended June 30, 2015.

Our net loss was $(73,928) for the six months ended June 30, 2016 compared to a net loss of $(317,696) for the six months ended June 30, 2015. The decreased loss for the six months ended June 30, 2015 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $28,714 at June 30, 2016 and $74,982 at December 31, 2015. Our total current assets were $198,169 at June 30, 2016, as compared to $225,730 at December 31, 2015. Our total current liabilities were $541,470 at June 30, 2016 as compared to $492,708 at December 31, 2015.

We had working capital deficit at June 30, 2016 of $(343,301) compared with working capital deficit of $(266,978) at December 31, 2015. This decrease in working capital was primarily due to a decrease in cash, inventory, and prepaid and other current assets, and increase in income tax payable and amounts due to related parties, which is partial offset by increases in account receivable, and decreases in accrued expenses, accounts payable, and advance from customers.

Net cash flow used in operating activities during the six months ended June 30, 2016 was $49,560, a decrease of $170,984 compared to $220,544 net cash used in operating activities during the six months ended June 30, 2015. The decrease in the cash used in operating activities was primarily due to decreased net loss, increases in accounts receivable, income tax payable, amounts due to related parties, and foreign currency exchange gain, and decreases in inventory, prepaid expenses, accrued expenses, and accounts payable.

There was no net cash from financing activities for the six months ended June, 30, 2016. Net cash provided in financing activities for the six months ended June 30, 2015 was $128,290, which was primarily due to proceeds from loans from an officer and shareholder which is partially offset by the repayment of short-term bank loans.

Net change in cash and cash equivalents was a decrease of $88,335 during the six months ended June 30, 2015, and a decrease of $46,268 for the six months ended June 30, 2016.

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

OMPHALOS, CORP.

Date: August 5, 2016	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: August 5, 2016	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting
Officer and Director