Form 10-Q
period 2016-09-30
OMPHALOS, CORP
filed 2016-11-14
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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
Yes [ ]      No [X]

The number of shares of registrant’s common stock outstanding, as of November 6, 2016 was 30,063,759.

TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	14

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mine Safety Disclosures	14
Item 5.	Other Information	14
Item 6.	Exhibits	14
		15
SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$28,447	$74,982
Accounts receivable, net	102,397	777
Inventory, net	52,245	106,963
Prepaid and other current assets	26,520	43,008
Total current assets	209,609	225,730

Leasehold Improvements and Equipment, net	5,317	7,194
Intangible assets, net	19,969	21,329
Deposits	3,927	3,379

Total Assets	$238,822	$257,632

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$17,386	$42,629
Accrued salaries and bonus	24,543	24,292
Accrued expenses	19,570	12,451
Income tax payable	11,515	-
Advance from customers	-	58,311
Due to related parties	262,678	355,025
Total current liabilities	335,692	492,708

Long-term Liabilities
Loan from shareholders	959,388	609,944
Total liabilities	1,295,080	1,102,652

Stockholders' Deficit
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	540,184	587,062
Accumulated deficit	(1,646,972)	(1,482,612)
Total Stockholders' deficit	(1,056,258)	(845,020)

Total Liabilities and Stockholders' Deficit	$238,822	$257,632

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THE NINE		FOR THE THREE
	MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015

Sales, net	$719,763	$10,334	$107,486	$4,548

Cost of sales	375,637	3,750	62,095	1,487

Gross profit	344,126	6,584	45,391	3,061

Selling, general and administrative expenses	483,318	462,856	138,140	144,138

Loss from operations	(139,192)	(456,272)	(92,749)	(141,077)

Other income (expenses)
Interest income	46	271	-	-
Interest expense	(16,219)	(9,821)	(7,049)	(4,726)
Gain (loss) on foreign currency exchange	2,131	2,216	(563)	(107)
Total other income (expenses)	(14,042)	(7,334)	(7,612)	(4,833)

Loss before provision for income taxes	(153,234)	(463,606)	(100,361)	(145,910)

Provision for income taxes	11,126	-	(9,929)	-

Net Loss	$(164,360)	$(463,606)	$(90,432)	$(145,910)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759	30,063,759	30,063,759

Net loss per share:
Basic and diluted	$(0.01)	$(0.02)	$(0.00)	$(0.00)

Other Comprehensive (Loss) Income:
Net loss	$(164,360)	$(463,606)	$(90,432)	$(145,910)
Foreign currency translation adjustment, net of tax	(46,878)	33,241	(30,782)	42,866
Comprehensive (Loss) Income	$(211,238)	$(430,365)	$(121,214)	$(103,044)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities
Net loss	$(164,360)	$(463,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	5,790	5,913
Allowance for inventory value decline	(67,701)	(5,754)
Foreign currency exchange (gain) loss	(2,131)	(2,216)
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(98,133)	98,211
Decrease (Increase) in inventory	125,584	(72,870)
Decrease (Increase) in prepaid and other assets	17,576	5,948
Increase (Decrease) in accounts payable	(26,388)	11,362
Increase (Decrease) in accrued expenses	5,394	(16,691)
Increase (Decrease) in income tax payable	11,125	-
Increase (Decrease) in advance from customers	(59,069)	-
Increase (Decrease) in due to related parties	(105,882)	176,906
Net cash used in operating activities	(358,195)	(262,797)
Cash flows from investing activities
Purchase of fixed assets	(1,324)	-
Net cash used in investing activities	(1,324)	-

Cash flows from financing activities
Repayment of short-term bank loans	-	(127,151)
Proceeds loaned from related parties	308,938	317,877
Net cash provided by financing activities	308,938	190,726

Effect of exchange rate changes on cash and cash equivalents	4,046	968

Net Increase (Decrease) in cash and cash equivalents	(46,535)	(71,103)

Cash and cash equivalents
Beginning	74,982	107,028
Ending	$28,447	$35,925
Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$15,447	$9,821
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

Going Concern — The Company has incurred a significant net loss during the past two years and had an accumulated deficit of $1,646,972 and $1,482,612 as of September 30, 2016 and December 31, 2015, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $439,299 and $485,767 at September 30, 2016 and December 31, 2015, respectively.

Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Automobile	5 years
Furniture and fixtures	3 years
Machinery and equipment	3 to 5 years
Leasehold improvements	55 years

Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statement of income for the period. The accumulated depreciation was $111,096 and $102,516 at September 30, 2016 and December 31, 2015, respectively. Depreciation expense was $3,475 and $3,531 for the nine months ended September 30, 2016 and 2015, respectively. Depreciation expense was $1,213 and $1,156 for the three months ended September 30, 2016 and 2015, respectively.

Intangible Assets — Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $33,706 and $29,858 at September 30, 2016 and December 31, 2015, respectively. Amortization of intangible assets was $2,315 and $2,382 for the nine months ended September 30, 2016 and 2015, respectively. Amortization of intangible assets was $788 and $780 for the three months ended September 30, 2016 and 2015, respectively.

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

Stock Based Compensation — The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at September 30, 2016 and December 31, 2015.

Loss Per Share — The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the nine months ended September 30, 2016 and 2015, and for the three months ended September 30, 2016 and 2015, the Company did not have any common equivalent shares.

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

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2019. The monthly base rent is approximately $1,800. Rent expense under this lease agreement amounted to approximately $15,570 and $16,021 for the nine months ended September 30, 2016 and 2015, respectively, and approximately $5,300 and $5,241 for the three months ended September 30, 2016 and 2015, respectively.

Loan from related party

On July 26, 2013, the Company entered a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent approximately $159,899 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015. On July 31, 2015, the loan with the same amount of NT$5,000,000, equivalent approximately $155,184, and the same fixed interest rate of 3% per annum was extended for another two years starting from August 1, 2015 with maturity date on July 31, 2017.

On December 31, 2013, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its officer and shareholder to advance NT$5,000,000, equivalent approximately $159,899 for working capital purpose. The term of the loan started from January 1, 2014 with maturity date on December 31, 2015. On December 31, 2015, the loan with the same amount of NT$5,000,000, equivalent approximately $155,184, and the same fixed interest rate of 3% per annum was extended for another two years starting from January 1, 2016 with maturity date on December 31, 2018.

On July 5, 2015, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent approximately $319,795, for working capital purpose. The term of the loan started from July 1, 2015 with maturity date on June 30, 2018.

On July 1, 2016, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent approximately $319,795, for working capital purpose. The term of the loan started from July 1, 2016 with maturity date on June 30, 2019.

As of September 30, 2016 and December 31, 2015, there were $959,388 and $609,944 advances outstanding. Interest expense was $16,219 and $9,536 for the nine months ended September 30, 2016 and 2015, respectively. Interest expense was $7,049 and $4,725 for the three months ended September 30, 2016 and 2015, respectively.

Advances from related party - The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. The advances bear no interest rate and are due upon demand by shareholders. As of September 30, 2016 and December 31, 2015, there were $262,678 and $355,025 advances outstanding, respectively.

3.	INCOME TAXES

The Company is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. Income before income taxes for the nine months ended September 30, 2016 and 2015 includes the results of operations of Taiwan and British Virgin Islands. Omphalos Corp. (B.V.I.) and All Fine Technology Co., Ltd. (B.V.I.) are incorporated in British Virgin Islands and are not required to pay income tax. Omphalos Corp. and All Fine Technology Co., Ltd. are incorporated in Taiwan and are subject to Taiwan tax law. The statutory tax rate under Taiwan tax law is 17%. Omphalos Corp. had net income of $65,438 for the nine months ended September 30, 2016, but incurred losses for the nine months ended September 30, 2015. All Fine Technology Co., Ltd. incurred losses for the nine months ended September 30, 2016 and 2015. As a result, tax liability was incurred as of September 30, 2016.

The provision for income taxes calculated at the statutory rates in the combined statements of income is as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Current provision:
Computed (provision for) income taxes at statutory rates in U.S.	$-	$-
Computed (provision for) income taxes at statutory rates in BVI	-	-
Computed (provision for) income taxes at statutory rates in Taiwan	11,126	-
Total current provision	11,126	-

Deferred provision:
U.S	-	-
BVI	-	-
Taiwan- Net operating loss carryforward	-	-
Valuation allowance	-	-
Total deferred provision	-	-
Provision for income taxes	$11,126	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the nine months ended September 30, 2016 and 2015:

	Nine Months ended		Nine Months ended
	September 30, 2016		September 30, 2015
U.S. Federal tax at statutory rate	34%		34%
Valuation allowance	(34%	)	(34%	)
Foreign income tax- Taiwan	17%		17%
Other (a)	0%		(17%	)
Effective tax rate	17%		0%

(a) Other represents expenses incurred by the Company that are not deductible for Taiwan income taxes and changes in valuation allowance for Taiwanese entities for the nine months ended September 30, 2016 and 2015, respectively.

4.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2016 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Net sales for the three months ended September 30, 2016, were $107,486, as compared to $4,548 for the three months ended September 30, 2015. This represents an increase of $102,938 or approximately 2263% compared to the prior year period. The increase in net sales is primarily the result of an increase in demand for the new models of laser marking machines.

Cost of sales increased by $60,608 or approximately 4076% to $62,095 for the three months ended September 30, 2016, as compared to $1,487 for the three months ended September 30, 2015. Gross profit for the three months ended September 30, 2016, was $45,391, compared to $3,061 for the same period in 2015. Gross profit as a percentage of net sales was approximately 42% in the third quarter of 2016, compared to approximately 67% in the same period in 2015. The change in gross profit percentage is due to that the sales in the third quarter of 2015 consisted mostly parts sales which has higher margin.

For the three months ended September 30, 2016, selling, general and administrative expenses totaled $138,140. This was a decrease of $5,998 or approximately 4% as compared to the same period in 2015. The decrease of selling, general and administrative expenses for the three months ended September 30, 2016, is primarily the result of the decrease in insurance expenses and travel expenses, partially offset by the increase in salary.

For the three months ended September 30, 2016, loss from operations was $(92,749) as compared to $(141,077) for the three months ended September 30, 2015. This represents a decreased loss of $48,328 or approximately 34% comparing the two periods. The decrease of loss from operations for the three months ended September 30, 2016, is primarily the result of an increase in gross profit.

Other income (expenses) was $(7,612) and $(4,833) for the three months ended September 30, 2016, and 2015, respectively. This represents decreased income of $2,779 or approximately 57.5% . The main reason for this decreased other income was an increase in interest expense and a loss on foreign currency exchange, as compared to the quarter ended September 30, 2015.

Our net loss was $(90,432) for the three months ended September 30, 2016, compared to a net loss of $(145,910) for the three months ended September 30, 2015. The decreased loss for the three months ended September 30, 2016, was due to the reasons described above.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Net sales for the nine months ended September 30, 2016, were $719,763, as compared to $10,334 for the nine months ended September 30, 2015. This represents an increase of $709,429 or approximately 6865% compared to the prior year period. The increase in net sales is primarily the result of an increase in demand for the new models of laser marking machines.

Cost of sales increased by $371,887 or approximately 9917% to $375,637 for the nine months ended September 30, 2016, as compared to $3,750 for the nine months ended September 30, 2015. Gross profit for the nine months ended September 30, 2016, was $344,126, compared to $6,584 for the same period in 2015. Gross profit as a percentage of net sales was approximately 47.81% for the nine months ended September 30, 2016, compared to approximately 63.71 % in the same period in 2015. The higher gross profit rate for the nine months ended September 30, 2015, was primarily due to the sales consisting of parts only, compared to the sales of new models and parts in the same period in 2016.

For the nine months ended September 30, 2016, selling, general and administrative expenses totaled $483,318. This was an increase of $20,462 or approximately 4.4% as compared to the same period in 2015. The increase in selling, general and administrative expenses is primarily the result of the increase in freight expenses and salary.

For the nine months ended September 30, 2016, loss from operations decreased to $139,192 as compared to $456,272 for the nine months ended September 30, 2015. This represents a decreased loss of $317,080 or approximately 69.5% comparing the two periods. The decrease of loss from operations for the nine months ended September 30, 2016, is primarily the result of an increase in gross profit which is partially offset by an increase in selling, general and administrative expenses.

Other income (expenses) was $(14,042) and $(7,334) for the nine months ended September 30, 2016, and 2015, respectively. This represents decreased income of $6,708 or approximately 91.5% . The main reason for this increased other expenses was an increase in interest expense, and the decrease in gain on foreign currency exchange and interest income, as compared to the nine months ended September 30, 2015.

Our net loss was $(164,360) for the nine months ended September 30, 2016, compared to a net loss of $(463,606) for the nine months ended September 30, 2015. The decreased loss for the nine months ended September 30, 2015, was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $28,447 at September 30, 2016, and $74,982 at December 31, 2015. Our total current assets were $209,609 at September 30, 2016, as compared to $225,730 at December 31, 2015. Our total current liabilities were $335,692 at September 30, 2016, as compared to $492,708 at December 31, 2015.

We had a negative working capital at September 30, 2016, of $(126,083) compared with a negative working capital of $(266,978) at December 31, 2015. This increase in working capital was primarily due to an increase in accounts receivable and decreases in accounts payable, advance from customers, and due to related parties, which is partial offset by decreases in cash and cash equivalents, inventory, prepaid and other current assets and increases in accrued expenses, and income tax payable.

Net cash flow used in operating activities during the nine months ended September 30, 2016, was $358,195, an increase of $95,398 compared to $262,797 net cash used in operating activities during the nine months ended September 30, 2015. The increase in the cash used in operating activities was primarily due to decreased net loss, decreases in amortization and depreciation, foreign currency exchange gain, inventory, prepaid expenses, accounts payable, advance from customers, and due to related parties, and increases in accounts receivable, accrued expenses, and allowance for inventory value decline.

Net cash used in investing activities for the nine months ended September 30, 2016, was $1,324, which was due to purchase of fixed assets.

Net cash provided by financing activities for the nine months ended September 30, 2016, was $308,938, which was due to proceeds from advances from related parties.

Net change in cash and cash equivalents was a decrease of $46,535during the nine months ended September 31, 2016, and a decrease of 71,103 during the nine months ended September 30, 2015.

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

OMPHALOS, CORP.

Date: November 8, 2016	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: November 8, 2016	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting
Officer and Director