Form 10-K
period 2016-12-31
OMPHALOS, CORP
filed 2017-03-29
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2016.

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
Yes [   ]        No [X]

At June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: approximately $1,202,550.

The number of shares of registrant’s common stock outstanding, as of March 15, 2017 was 30,063,759.

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

. . . . . . .
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

In the second quarter of 2005, the company decided to commence a chain of member-only stores in locations with large Chinese immigrant populations, offering Chinese culture-related merchandise such as books, pre-recorded CDs, stationery, gifts, and sports goods. Subsequently, six retail stores had been opened. On June 30, 2006, however, the Company started to concentrate on its wholesale operation and sold to its majority shareholder & principal executive officer all the six retail stores. Then on November 30, 2006, the company decided to go back to its original plan of investigate opportunities to be acquired and sold to its majority shareholder the remaining wholesale operation.

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

Effective April 18, 2008, Soyodo entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omphalos, Corp., a Nevada corporation. Pursuant to the Merger Agreement, Soyodo was merged with and into the surviving corporation, Omphalos Corp. The articles of incorporation and bylaws of the surviving corporation became the articles of incorporation and bylaws of the Company, and the directors and officers of Soyodo became the members of the board of directors and officers of the Company. Following the execution of the Merger Agreement, the Company filed with the Secretary of State of Delaware and Nevada a Certificate of Merger. Omphalos, Corp. was incorporated on April 15, 2008, under the laws of the State of Nevada. The main purpose of the merger is to change Soyodo’s name to Omphalos, Corp.

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

During the year ended December 31, 2016, the Company obtained 24%, 22%, 12% and 10% of the equipment and parts that it sells to its customers from four local suppliers: Jonghuei Co., Ltd.; A& P Instrument, Co., Ltd.; Mingray Co., Ltd.; and Cognex Corporation, respectively. These vendors are all Taiwanese companies.

Marketing

Most of the Omphalos’ business is generated through personal relationships with its major customers. In addition, it may participate in trade shows and occasionally run advertisements in trade journals and newspapers.

Markets and Customers

Omphalos’ customers include a number of major electronic manufacturing companies. For the year ended December 31, 2016, four customers, Delta Electronics Int'l (Singapore) Pte. Ltd.; Wistron Corporation; Shangdong Shenlipei Co., Ltd; and Shenzhen Octavia Technology Co., Ltd., accounted for approximately 96.9% of Omphalos’ total revenue.

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

Employees

As of March 15, 2017, Omphalos had 16 full-time employees. None of its employees is represented by a labor union, and Omphalos considers its employee relations to be excellent. Omphalos seeks to use contract workers and anticipates maintaining a small full-time employee base.

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

Our audited financial statements for the year ended December 31, 2016 were prepared based on the assumption that we will continue our operations as a going concern. We has net losses of $283,527 and $592,278 during the years ended December 31, 2016 and 2015, respectively. As a result, there may be substantial doubt about our ability to continue as a going concern. Our future is dependent upon our ability to implement our business plans and upon our future profitable operations.

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

Our semiconductor and other customer base historically has been, and is becoming even more, highly concentrated. For the year ended December 31, 2016, four major customers accounted for approximately 96.9% of Omphalos’ total revenues. Orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our net sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, we may not be able to replace the business. As our products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us. In addition, certain customers have undergone significant ownership changes, have outsourced manufacturing activities, and/or have entered into strategic alliances or industry consortia that have increased the influence of key semiconductor manufacturers in technology decisions made by their partners, which may result in additional complexities in managing customer relationships and transactions. These factors could have a material, adverse effect on our business, financial condition and results of operations.

Omphalos is highly dependent on four suppliers.

For the year ended December 31, 2016, Omphalos obtained 69% of the equipment and parts that it sells to its customers from four vendors. If any of these vendors was to cease supplying us with products for any reason, this would force us to find alternative sources for our products. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect our operating results.

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

Omphalos does not own any real property. The Company leases an office and a warehouse from the wife of our sole director, Mr. Yang. The office maintains administration and sales facilities and the warehouse maintains inventory. The locations of the office and warehouse are Unit 2, 15 Fl., 83, Nankan Rd. Sec. 1, Luchu, Taoyuan County, Taiwan and No.92, Bagu Rd., Lujhu Township, Taoyuan County 338, Taiwan, respectively. The office space is approximately 3,700 square feet, and the warehouse space is approximately 3,334 square feet.

Generally, Omphalos maintains short-term leases for its office and warehouse, with options to renew, where possible. The terms of the lease for office and warehouse have been extended to January 31, 2019. The Company paid a monthly rent of approximately $1,800 for the periods ended December 31, 2016 and 2015. Accordingly, rent expense under the office and warehouse lease agreements amounted to approximately $20,852 and $21,170 for the periods ended December 31, 2016 and 2015, respectively.

Item 3. Legal Proceedings.

None

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

Year Ended December 31,
			First		Second		Third		Fourth

2016	High		$0.071	$	*	$	*	$	*
	Low		$0.04	$	*	$	*	$	*

2015	High	$	*		$0.18		$0.18		$0.15
	Low	$	*		$0.18		$0.15		$0.07

2014	High		$0.20	$	*	$	*	$	*
	Low		$0.19	$	*	$	*	$	*

*no public trading volume

There were approximately 72 holders of record of our common stock as of March 15, 2017.

Although we paid dividends on our common stock in 2008 totaling $175,260, or approximately $0.00583 per share, we paid no dividends on our common stock in 2009, 2010, 2011, 2012, 2013, 2014, 2015 or 2016. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

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

The major equipment manufacturer Omphalos represents is TAMURA, which has complete technical support licensed from the original manufacturers.

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

Inventory - Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $416,428 and $485,767 at December 31, 2016 and 2015, respectively.

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

Recently Issued Accounting Pronouncements — In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”). ASU 2016-17 changes how a reporting entity considers indirect interests held by related parties under common control when evaluating whether it is the primary beneficiary of a VIE. ASU 2016-17 is effective on a retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces diversity in practice by providing guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. ASU 2016-15 is effective on a retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases," which requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2018, or in fiscal 2020. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. The Company is currently evaluating the effect the adoption of this guidance will have on our consolidated results of operations, financial position and cash flows.

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

In August 2014, FASB issued ASU No. 2014-15, “Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these consolidated financial statements for additional disclosure.

Results of Operations

The following table presents the consolidated results of the Company for the years ended December 31, 2016 and 2015.

Net Sales. Net sales for the year ended December 31, 2016, were $803,165, compared to $88,833for the year ended December 31, 2015, an increase of $714,332. The sales increase was primarily a result of an increase in laser marking system unit shipments. We did not have any shipments for reflow soldering ovens sales to printed circuit board (PCB) manufacturers in 2016 and 2015. Our average selling price for reflow soldering ovens and laser marking system remained unchanged in 2016 compared to 2015. Net sales from our service and parts sales were $15,317 in 2016 and $15,833 in 2015.

Cost of Sales; Gross Margin. Cost of sales for the year ended December 31, 2016, was $416,136 or 51.8% of net sales, as compared to $59,208 or 66.7% of net sales for the year ended December 31, 2015. Gross income for 2016 was $387,029, compared to $29,625 for 2015, an increase of $357,404. Gross profit as a percent of net sales was 48.2% in 2016, compared to 33.3% in 2015. The increase in gross profit percentage was due to that we sold more laser marking system with higher margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2016, were $656,442 or 81.7 % of net sales, as compared to $610,376 or 687.1 % of net sales for the year ended December 31, 2015. The increase in selling, general and administrative expenses was primarily due to increases in payroll, and traveling costs.

Loss from Operations. Loss from operations for the year ended December 31, 2016, was $(269,413), as compared to $(580,751) for the year ended December 31, 2015. The decrease in loss from operations for the year ended December 31, 2016, compared with loss from operations for the year ended December 31, 2015, resulted primarily from an increase in gross profit which was partially offset by an increase in operating expenses.

Other Income (expenses). Other income (expenses) for the year ended December 31, 2016, was $(12,882) as compared to $(11,527) for the year ended December 31, 2015. This change was primarily attributable to an increase in interest expense and foreign currency exchange gain, and the decrease in interest income.

Net Loss. Net loss for the year ended December 31, 2016, was $(283,527) as compared to $(592,278) for the year ended December 31, 2015. The increase in net loss was due to the reasons described above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, and cash flow from operations. Our cash and cash equivalent decreased from $78,982 at December 31, 2015, to $37,643 at December 31, 2016.

Net cash flow used in operating activities was $357,750 during the year ended December 31, 2016, as compared to net cash flow used in operating activities of $220,754 during the year ended December 31, 2015, an increase of $136,996.

Net cash flow used in operating activities during the year ended December 31, 2015, was mainly due to our net loss of $(592,278), a decrease in accounts receivable of $100,716, an increase in inventory of $81,301, an increase in prepaid expenses and other assets of $9,714, an increase in accounts payable and accrued expenses of $22,489, an increase in advance from customers of $60,232, and an increase in due to related parties of $269,793. Net cash flow used in operating activities during the year ended December 31, 2016, was mainly due to our net loss of $(283,527), an increase in accounts receivable of $105,468, a decrease in inventory of $85,997, a decrease in prepaid expenses and other assets of $16,966, an increase in accounts payable and accrued expenses of $43,352, a decrease in advance from customers of $35,745, and a decrease in due to related parties of $24,105.

Net cash used in investing activities was $1,330 during the year ended December 31, 2016, and $0 during the year ended December 31, 2015. It was for the purchase of fixed assets.

Net cash flow provided by financing activities was $310,304 during the year ended December 31, 2016, and $189,010 during the year ended December 31, 2015. For the year ended December 31, 2015, the cash flow provided by financing activity was from loans from shareholders, which was partially offset by repayment of bank loans. For the year ended December 31, 2016, the cash flow provided by financing activity was from loans from shareholders.

In light of the significant decreases in our net sales over the past fiscal year and current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our financial obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, working capital, and cash generated from operations, will be sufficient to meet our forecasted operating expenses and capital expenditures through 2017.

Capital Expenditures

Total capital expenditures during the years ended December 31, 2016 and 2015 was $1,330 and $0, respectively.

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

As of December 31, 2016 and December 31, 2015 the exchange rates between the NTD and the USD ($) were NTD1=$0.03086 and NTD1=$0.03050, respectively. The weighted-average rates of exchange between NTD and USD were NTD1=$0.03103 and NTD1=$0.03150 for the years ended December 31, 2016 and December 31, 2015, respectively. Total translation adjustment recognized as of December 31, 2016 and December 31, 2015 is $578,405 and $587,062, respectively.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2016, and December 31, 2015.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Offices and Corporate Governance. Directors and Executive Officers

Name	Age	Position
Sheng-Peir Yang	60	President, CEO and Director
Chu Pi Yun	46	Chief Financial Officer

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

Chu Pi Yun, Chief Financial Officer

Ms. Yun has been with Omphalos since 2000. During that time she functioned in various accounting related positions. She was appointed our Chief Financial Officer in October 2007. Ms. Yun has done extensive accounting coursework. Our director and officers hold office until the earlier of their resignation, or removal or until their successors have been duly elected and qualified.

There are no family relationships among our director or executive officers.

To our knowledge, during the last ten years, none of our director and executive officers (including those of our subsidiaries) been subject to any of the following:

  A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

  Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

  The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)

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

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•	The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this item, or to be associated with persons engaged in any such activity;

•	Found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•	Found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•	The subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any federal or state securities or commodities law or regulation; or

(ii)

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

The subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16 Compliance

The Company is not aware of any securities transaction during the fiscal year ended December 31, 2016, or subsequent thereto what would require a filing pursuant to Section 16 of the Exchange Act of 1934, as amended.

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

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan ($)	Non- qualified Deferred Compen- sation Earnings ($)	All other compen- sation ($)	Total ($)
	2016	$68,887							$68,887
Sheng-Peir Yang	2015	$69,930							$69,930
CEO and President	2014	$73,260	—	—	—	—	—	—	$73,260

Pi-Yun Chu	2016	$20,554							$20,554
CFO	2015	$20,866	—	—	—	—	—	—	$20,866
	2014	21,860							21,860

We have entered into the follow employment agreements:

  Sheng-Peir Yang entered into an employment agreement with Omphalos on November 30, 2007, to serve as its Chief Executive Officer for a term of two (2) years at an monthly salary of New Taiwan Dollars (“NTD”) 185,000(approximately $5,741). Mr. Yang is required to comply with the non-competition provision contained within the employment agreement. Either party, with proper notice, may terminate the employment agreement, and the employment agreement will be governed and construed by the laws of the Republic of China. The agreement has renewed annually and remains in effect.

  Pi-Yun Chu entered into an employment agreement with Omphalos on November 30, 2007, to serve as its Chief Financial Officer for a term of two (2) years at an monthly salary of NTD55,200 (approximately $1,713). Ms. Chu is required to comply with the non-competition provision contained within the employment agreement. Either party, with proper notice, may terminate the employment agreement, and the employment agreement will be governed and construed by the laws of the Republic of China. The agreement has renewed annually and remains in effect.

Outstanding Equity Awards at Fiscal Year-End

As of our fiscal years ended December 31, 2016 and 2015, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal years ended December 31, 2016 and 2015. No equity awards were granted during the year ended December 31, 2016.

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

* Denotes less than 1%

Beneficial ownership percentages gives effect to the completion of the Share Exchange, and are calculated based on shares of common stock issued and outstanding and is based on a total of 30,063,759 shares of common stock that were issued and outstanding as of March 15, 2017. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2017. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our sole director, Mr. Yang, is a named executive officer of the Company and, accordingly, is not “independent” for purposes of any securities market requirements.

Omphalos does not own any real property. The Company leases an office and a warehouse from the wife of our sole director, Mr. Yang. The annual rent of NT672,000 (NT$56,000 monthly), is approximately US$20,852.

Item 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

	Year	Year
	Ended	Ended
	December	December
	31, 2016	31, 2015

Audit Fees	$31,000	$31,000
Audit-Related Fees
Tax Fees
All Other Fees
	$31,000	$31,000

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and the full Board of Directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our full Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2016, is compatible with maintaining the auditor’s independence.

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

Omphalos, Corp.

Dated: March 27, 2017	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Sheng-Peir Yang
	Chief Executive Officer and Director	March 27, 2017
Sheng-Peir Yang

/s/ Chu Pi Yun	Chief Financial Officer (principal
	financial and accounting officer)	March 27, 2017
Chu Pi Yun

OMPHALOS, CORP.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2016 AND 2015 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors of
Omphalos Corp.

We have audited the accompanying consolidated balance sheets of Omphalos Corp. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial positions of Omphalos Corp. as of December 31, 2016 and 2015, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses of $283,527and $592,278 during the years ended December 31, 2016 and 2015, respectively. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Diamond Bar, California
March 25, 2017

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
Assets

Current Assets
Cash and cash equivalents	$37,643	$74,982
Accounts receivable, net	82,541	777
Inventory, net	97,900	106,963
Prepaid and other current assets	26,778	43,008
Total current assets	244,862	225,730

Leasehold Improvements and Equipment, net	4,295	7,194

Intangible assets, net	18,502	21,329
Deposits	3,293	3,379
Total Assets	$270,952	$257,632

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$74,372	$42,629
Accrued salaries and bonus	27,462	24,292
Accrued expenses	20,388	12,451
Income tax payable	1,225	-
Advance from customers	23,459	58,311
Due to related parties	335,322	355,025
Loan from shareholders, current portion	154,321	-
Total current liabilities	636,549	492,708

Non-current Liabilities
Loan from shareholders	771,607	609,944
Total liabilities	1,408,156	1,102,652

Stockholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of December 31, 2016 and 2015, respectively	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	578,405	587,062
Accumulated deficit		(1,482,612)
	(1,766,139)
Total Stockholders' equity	(1,137,204)	(845,020)

Total Liabilities and Stockholders' Equity	$270,952	$257,632

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Sales, net	$803,165	$88,833

Cost of sales	416,136	59,208

Gross profit	387,029	29,625

Selling, general and administrative expenses	656,442	610,376

Loss from operations	(269,413)	(580,751)

Other income (expenses)
Interest income	57	281
Interest expense	(23,273)	(14,458)
Gain (loss) on foreign currency exchange	10,334	2,650
Total other income (expenses)	(12,882)	(11,527)

Loss before provision for income taxes	(282,295)	(592,278)

Provision for income taxes	1,232	-

Net loss	$(283,527)	$(592,278)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759

Net loss per share:
Basic and diluted	$(0.01)	$(0.02)

Other Comprehensive (Loss) Income:
Net loss	$(283,527)	$(592,278)
Foreign currency translation adjustment, net of tax	(8,657)	29,178
Comprehensive (Loss) Income	$(292,184)	$(563,100)

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-in Capital	Deficits	Income	Total

Balance at December 31, 2014	30,063,759	3,007	47,523	(890,334)	557,884	(281,920)

Translation adjustment	-	-	-	-	29,178	29,178
Net loss	-	-	-	(592,278)	-	(592,278)

Balance at December 31, 2015	30,063,759	$3,007	$47,523	$(1,482,612)	$587,062	$(845,020)

Translation adjustment	-	-	-	-	(8,657)	(8,657)
Net loss	-	-	-	(283,527)	-	(283,527)

Balance at December 31, 2016	30,063,759	$3,007	$47,523	$(1,766,139)	$578,405	$(1,137,204)

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
Cash flows from operating activities
Net loss	$(283,527)	$(592,278)
Adjustments to reconcile net income to net cash used in operating activities:
Bad debt expense	23,273	-
Amortization and depreciation	7,432	7,812
Allowance for inventory value decline	(75,591)	4,147
Foreign currency exchange (gain) loss	(10,334)	(2,650)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(105,468)	100,716
Decrease (increase) in inventory	85,997	(81,301)
Decrease (increase) in prepaid and other assets	16,966	(9,714)
Increase (decrease) in accounts payable	31,398	34,701
Increase (decrease) in accrued expenses	10,722	(12,212)
Increase (decrease) in income tax payable	1,232	-
Increase (decrease) in advance from customers	(35,745)	60,232
Increase(decrease) in due to related parties	(24,105)	269,793
Net cash used in operating activities	(357,750)	(220,754)

Cash flows from investing activities
Purchase of fixed assets	(1,330)	-
Net cash used in investing activities	(1,330)	-

Cash flows from financing activities
Repayment of short-term bank loans	-	(126,007)
Proceeds from loan from shareholders	310,304	315,017
Net cash provided by financing activities	310,304	189,010

Effect of exchange rate changes on cash and cash equivalents	11,437	(302)

Net increase (decrease) in cash and cash equivalents	(37,339)	(32,046)

Cash and cash equivalents
Beginning	74,982	107,028
Ending	$37,643	$74,982

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$22,497	$14,458
Income tax	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

Going Concern-The Company has incurred a net loss of $283,527 and $592,278 during the years ended December 31, 2016 and 2015, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit; (3) The Company plans to continue actively seeing additional funding opportunities to improve and expand upon its product lines.

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

Accounts Receivable — Accounts receivables are carried at original invoice amount less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts on a quarterly basis based on a review of the current status of existing receivables, account aging, historical collection experience, subsequent collections, management's evaluation of the effect of existing economic conditions, and other known factors. The provision is provided for the above estimates made for all doubtful receivables. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. Recoveries of trade receivables previously written off are recorded when received. Allowance for doubtful debts amounted to $23,148 and $0 as of December 31, 2016 and December 31, 2015, respectively.

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $416,428 and $485,767 at December 31, 2016 and 2015, respectively.

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

Stock Based Compensation — The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at December 31, 2016 and 2015.

Loss Per Share — The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the years ended December 31, 2016 and 2015, the Company did not have any common equivalent shares.

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

Customers: The Company sells equipment and parts to printed circuit board (PCB) manufacturers in Taiwan and China. The Company performs ongoing credit evaluations of its customers’ financial condition and generally, requires no collateral. For the year ended December 31, 2015, only one customer accounted for more than 10% of the Company’s total revenues, represented approximately 84.6% of its total revenues, and 0% of accounts receivable in aggregate at December 31, 2015. For the year ended December 31, 2016, four customers accounted for more than 10% of the Company’s total revenues, represented approximately 96.9% of its total revenues, and 89.4% of accounts receivable in aggregate at December 31, 2016.

	Sales for the year		A/R balance as of
Customer	2016	2015	12/31/2016	12/31/2015
A	$438,210	$74,393	$-	$-
B	144,159	-	70,454	-
C	108,607	-	23,148	-
D	85,906	-	-	-

Suppliers: For the year ended December 31, 2015, 96% of the Company’s inventory was purchased from five vendors. For the year ended December 31, 2016, 68.9% of the Company’s inventory was purchased from four vendors.

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

Recently Issued Accounting Pronouncements — In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”). ASU 2016-17 changes how a reporting entity considers indirect interests held by related parties under common control when evaluating whether it is the primary beneficiary of a VIE. ASU 2016-17 is effective on a retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces diversity in practice by providing guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. ASU 2016-15 is effective on a retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases," which requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2018, or in fiscal 2020. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. The Company is currently evaluating the effect the adoption of this guidance will have on our consolidated results of operations, financial position and cash flows.

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

In August 2014, FASB issued ASU No. 2014-15, “Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these consolidated financial statements for additional disclosure.

NOTE 2. PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment for the years ended December 31:

	2016	2015
Machinery and equipment	$64,314	$62,242
Vehicle	37,016	36,576
Leasehold improvements	11,023	10,892
	112,353	109,710
Less: accumulated depreciation	(108,058)	(102,516)
Property and equipment, net	$4,295	$7,194

Depreciation expense for the years ended December 31, 2016 and 2015 were $4,332 and $4,665 respectively.

NOTE 3. OTHER INTANGIBLE ASSETS

The following reconciliation of other intangible assets is as follows:

	Gross Carrying	Accumulated
	Value	Amortization
Amortized intangible assets:
Patents	$47,082	$28,580

Amortization of intangible assets was $3,100 and $3,147 for the years ended December 31, 2016 and 2015, respectively.

Estimated amortization for the next five years and thereafter is as follows:

2017	3,100
2018	3,100
2019	3,100
2020	3,100
2021	3,100
Thereafter	3,002
$18,502

NOTE 4. INCOME TAXES

The Company is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. No provision for income taxes have been made as the Company has no taxable income. Income before income taxes for the years ended December 31, 2016 and 2015 includes the results of operations of Taiwan and British Virgin Islands. Omphalos Corp. (B.V.I.) and All Fine Technology Co., Ltd. (B.V.I.) are incorporated in British Virgin Islands and are not required to pay income tax. Omphalos Corp. and All Fine Technology Co., Ltd. are incorporated in Taiwan and are subject to Taiwan tax law. The statutory tax rate under Taiwan tax law is 17%. Omphalos Corp. and All Fine Techonolgy Co., Ltd. incurred losses for the years 2016 and 2015. As a result, no tax liability was incurred. Omphalos Corp.’s losses were qualified for net operating losses carryforward for ten years for income tax purposes under Taiwan tax law. The Company believes that it is more likely than not that the net operating loss will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses as of December 31, 2016 and 2015. The provision for income taxes calculated at the statutory rates in the combined statements of income is as follows for the years ended December 31:

	2016	2015
Current provision:
Computed (provision for) income taxes at statutory rates in U.S.	$-	$-
Computed (provision for) income taxes at statutory rates in BVI	-	-
Computed (provision for)income taxes at statutory rates in Taiwan	1,232	-
Total current provision	1,232	-

Deferred provision:
U.S	-	-
BVI	-	-
Taiwan- Net operating loss carryforward	34,941	34,341
Valuation allowance	(34,941)	(34,341)
Total deferred provision	-	-
Provision for income taxes	$1,232	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2016 and 2015:

	2016	2015
U.S. Federal tax at statutory rate	34%	34%
Valuation allowance	(34%)	(34%)
Foreign income tax- Taiwan	17%	17%
Other (a)	0%	(17%)
Effective tax rate	17%	0%

(a)

Other represents expenses incurred by the Company that are not deductible for Taiwan income taxes and changes in valuation allowance for Taiwanese entities for the years ended December 31, 2016 and 2015, respectively.

NOTE 5. RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2019. The monthly base rent is approximately $1,800. Rent expense under this lease agreement amounted to approximately $20,852 and $21,170 for the years ended December 31, 2016 and 2015, respectively.

Loan from related party

On July 26, 2013, the Company entered a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent approximately $154,321 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015. On July 31, 2015, the loan with the same amount of NT$5,000,000, equivalent approximately $154,321, and the same fixed interest rate of 3% per annum was extended for another two years starting from August 1, 2015 with maturity date on July 31, 2017.

On December 31, 2013, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its officer and shareholder to advance NT$5,000,000, equivalent approximately $154,321 for working capital purpose. The term of the loan started from January 1, 2014 with maturity date on December 31, 2015. On December 31, 2015, the loan with the same amount of NT$5,000,000, equivalent approximately $154,321, and the same fixed interest rate of 3% per annum was extended for another two years starting from January 1, 2016 with maturity date on December 31, 2018.

On July 5, 2015, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent approximately $308,643, for working capital purpose. The term of the loan started from July 1, 2015 with maturity date on June 30, 2018.

On July 1, 2016, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent approximately $308,643, for working capital purpose. The term of the loan started from July 1, 2016 with maturity date on June 30, 2019.

As of December 31, 2016 and December 31, 2015, there were $925,928 and $609,944 advances outstanding, of which $154,321 and $0 was presented under current liabilities, respectively.

Interest expense was $23,273 and $14,176 for the years ended December 31, 2016 and 2015, respectively.

Advances from related party

The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. The advances bear no interest rate and are due upon demand by shareholders. As of December31, 2016 and December 31, 2015, there were $335,322 and $355,025 advances outstanding, respectively. The outstanding balance bears no interest and is due upon request.

NOTE 6. COMMITTMENT

Operating Leases

The Company leases its office from a related party (Note 5) and warehouse facilities from outside parties under operating leases that expire on various dates through 2020. Rental expense for these leases consisted of approximately $48,736 and $50,105 for the years ended December 31, 2016 and 2015, respectively.

Future minimum lease payments under the operating leases are summarized as follows:

Fiscal Year	Amount
2017	$43,190
2018	35,160
2019	13,151
2020	8,378
2021	-
Total	$99,879

NOTE 7. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2016 up through the date the Company issued these financial statements.

******