Form 10-Q
period 2017-03-31
OMPHALOS, CORP
filed 2017-05-09
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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
Yes [   ]        No [X]

The number of shares of registrant’s common stock outstanding, as of May 5, 2017 was 30,063,759.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$53,598	$37,643
Accounts receivable, net	122,469	82,541
Inventory, net	10,293	97,900
Prepaid and other current assets	47,514	26,778
Total current assets	233,874	244,862

Leasehold Improvements and Equipment, net	3,688	4,295
Intangible assets, net	18,910	18,502
Deposits	3,512	3,293

Total Assets	$259,984	$270,952

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$35,675	$74,372
Accrued salaries and bonus	19,206	27,462
Accrued expenses	35,093	20,388
Income tax payable	1,307	1,225
Advance from customers	-	23,459
Due to related parties	459,869	335,322
Loan from shareholders – current portion	164,582	154,321
Total current liabilities	715,732	636,549

Long-term Liabilities
Loan from shareholders	822,912	771,607
Total liabilities	1,538,644	1,408,156

Stockholders' Deficit
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	501,388	578,405
Accumulated deficit	(1,830,578)	(1,766,139)
Total Stockholders' deficit	(1,278,660)	(1,137,204)

Total Liabilities and Stockholders' Deficit	$259,984	$270,952

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

Sales, net	$204,016	$437,277

Cost of sales	112,472	184,023

Gross profit	91,544	253,254

Selling, general and administrative expenses	159,345	184,535

Income (loss) from operations	(67,801)	68,719

Other income (expenses)
Interest income	-	-
Interest expense	(7,253)	(4,538)
Gain (loss) on foreign currency exchange	10,615	3,569
Total other income (expenses)	3,362	(969)

Income (loss) before provision for income taxes	(64,439)	67,750

Provision for income taxes	-	26,540

Net Income (loss)	$(64,439)	$41,210

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759

Net Income (loss) per share:
Basic and diluted	$(0.00)	$0.00

Other Comprehensive (Loss) Income:
Net Income (loss)	$(64,439)	$41,210
Foreign currency translation adjustment, net of tax	(77,017)	(14,906)
Comprehensive (Loss) Income	$(141,456)	$26,304

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities
Net income(loss)	$(64,439)	$41,210
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	1,679	1,876
Allowance for inventory value decline	-	(62,903)
Foreign currency exchange (gain) loss	(10,615)	(3,569)
Changes in assets and liabilities:
Decrease(Increase) in accounts receivable	(33,726)	(73,288)
Decrease (Increase) in inventory	92,164	56,368
Decrease (Increase) in prepaid and other assets	(18,563)	(12,008)
Increase (Decrease) in accounts payable	(42,737)	64,850
Increase (Decrease) in accrued expenses	3,199	28,364
Increase (Decrease) in income tax payable	-	26,540
Increase (Decrease) in advance from customers	(24,500)	24,567
Increase(Decrease) in due to related parties	100,130	-
Net cash provided by operating activities	2,592	92,007

Effect of exchange rate changes on cash and cash equivalents	13,363	7,584

Net increase in cash and cash equivalents	15,955	99,591

Cash and cash equivalents
Beginning	37,643	74,982
Ending	$53,598	$174,573

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$7,253	$4,538
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S- X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Going Concern — The Company has incurred a significant net loss during the past two years and had an accumulated deficit of $1,830,578 and $1,766,139 as of March 31, 2017 and December 31, 2016, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2017; (3) The Company plans to continue actively seeing additional funding opportunities to improve and expand upon its product lines.

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $444,117 and $416,428 at March 31, 2017 and December 31, 2016, respectively.

Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Automobile	5 years
Furniture and fixtures	3 years
Machinery and equipment	3 to 5 years
Leasehold improvements	55 years

Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statement of income for the period. The accumulated depreciation was $116,136 and $108,058 at March 31, 2017 and December 31, 2016, respectively. Depreciation expense was $874 and $1,120 for the three months ended March 31, 2017 and 2016, respectively.

Intangible Assets — Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $31,303 and $28,580 at March 31, 2017 and December 31, 2016, respectively. Amortization of intangible assets was $805 and $756 for the three months ended March 31, 2017 and 2016, respectively.

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

Stock Based Compensation — The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at March 31, 2017 and December 31, 2016.

Loss Per Share — The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the three months ended March 31, 2017 and 2016, the Company did not have any common equivalent shares.

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

Recently Issued Accounting Pronouncements — In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces diversity in practice by providing guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. ASU 2016-15 is effective on a retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Lease (Topic 842).” The core principle of Topic 842 is that a lessee should recognize the lease assets and liabilities that arise from leases in the statement of financial position. For public business entities, this update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

2.	RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2019. The monthly base rent is approximately $1,800. Rent expense under this lease agreement amounted to approximately $5,030 and $5,100 for the three months ended March 31, 2017 and 2016, respectively.

Loan from related party

On July 26, 2013, the Company entered a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent approximately $164,582 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015. On July 31, 2015, the loan with the same amount of NT$5,000,000, equivalent approximately $164,582, and the same fixed interest rate of 3% per annum was extended for another two years starting from August 1, 2015 with maturity date on July 31, 2017.

On December 31, 2013, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its officer and shareholder to advance NT$5,000,000, equivalent approximately $164,582 for working capital purpose. The term of the loan started from January 1, 2014 with maturity date on December 31, 2015. On December 31, 2015, the loan with the same amount of NT$5,000,000, equivalent approximately $164,582, and the same fixed interest rate of 3% per annum was extended for another two years starting from January 1, 2016 with maturity date on December 31, 2018.

On July 5, 2015, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent approximately $329,165, for working capital purpose. The term of the loan started from July 1, 2015 with maturity date on June 30, 2018.

On July 1, 2016, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent approximately $329,165, for working capital purpose. The term of the loan started from July 1, 2016 with maturity date on June 30, 2019.

As of March 31, 2017 and December 31, 2016, there were $987,494 and $925,928 advances outstanding, of which $164,582 and $154,321 were presented under current liabilities, respectively. Interest expense was $7,253 and $4,538 for the three months ended March 31, 2017 and 2016, respectively.

Advances from related party - The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. The advances bear no interest rate and are due upon demand by shareholders. As of March 31, 2017 and December 31, 2016, there were $459,869 and $335,322 advances outstanding, respectively.

3.	INCOME TAXES

The Company is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. Income before income taxes for the three months ended March 31, 2017 and 2016 includes the results of operations of Taiwan and British Virgin Islands. Omphalos Corp. (B.V.I.) and All Fine Technology Co., Ltd. (B.V.I.) are incorporated in British Virgin Islands and are not required to pay income tax. Omphalos Corp. and All Fine Technology Co., Ltd. are incorporated in Taiwan and are subject to Taiwan tax law. The statutory tax rate under Taiwan tax law is 17%. Omphalos Corp. has incurred losses for the three months ended March 31, 2017, but had net income of $156,120 for the three months ended March 31, 2016. All Fine Technology Co., Ltd. has incurred losses for the three months ended March 31, 2017 and 2016. As a result, no additional tax liability was accrued for the three months ended March 31, 2017.

The provision for income taxes calculated at the statutory rates in the combined statements of income is as follows:

	Three months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Current provision:
Computed (provision for) income taxes at statutory rates in U.S.	$-	$-
Computed (provision for) income taxes at statutory rates in BVI	-	-
Computed (provision for)income taxes at statutory rates in Taiwan	-	26,540
Total current provision	-	26,540

Deferred provision:
U.S	-	-
BVI	-	-
Taiwan- Net operating loss carryforward	-	-
Valuation allowance	-	-
Total deferred provision	-	-
Provision for income taxes	$-	$26,540

The following is a reconciliation of the statutory tax rate to the effective tax rate for the three months ended March 31, 2017 and 2016:

	Three Months ended	Three Months ended
	March 31, 2017	March 31, 2016
U.S. Federal tax at statutory rate	34%	34%
Valuation allowance	(34%)	(34%)
Foreign income tax- Taiwan	17%	17%
Other (a)	(17%)	0%
Effective tax rate	0%	17%

(a) Other represents expenses incurred by the Company that are not deductible for Taiwan income taxes and changes in valuation allowance for Taiwanese entities for the three months ended March 31, 2017 and 2016, respectively.

4.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

            This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. The potential risks and uncertainties that could cause our actual results to differ materially from those expressed or implied herein are set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Net sales for the three months ended March 31, 2017, were $204,016, as compared to $437,277 for the three months ended March 31, 2016. This represents a decrease of $233,261 or approximately 53.3% compared to the prior year period. The decrease in net sales is primarily the result of a decrease in laser marking machine sales.

Cost of sales decreased by $71,551 or approximately 38.9% to $112,472 for the three months ended March 31, 2017, as compared to $184,023 for the three months ended March 31, 2016. Gross profit (loss) for the three months ended March 31, 2017 was $91,544, compared to $253,254, for the same period in 2016. Gross profit as a percentage of net sales was approximately 45% for the three months ended March 31, 2017, compared to approximately 58% in the same period in 2016. The lower gross profit rate in the first quarter of 2017 was primarily due to the sales of laser making machine with lower margin.

For the three months ended March 31, 2017, selling, general and administrative expenses totaled $159,345. This was a decrease of $25,190, or approximately 14%, as compared to the same period in 2016. The decrease in selling, general and administrative expenses is primarily the result of the decrease in salary, and travel expenses.

For the three months ended March 31, 2017, income (loss) from operations increased to $(67,801) as compared to $68,719 for the three months ended March 31, 2016. This represents a decreased income of $136,520 comparing the two periods. The decrease of income from operations for the three months ended March 31, 2017, is primarily the result of a decrease in gross profit, which is partially offset by a decrease in operating expenses.

Other income (expenses) was $3,362 and $(969) for the three months ended March 31, 2017 and 2016, respectively. This represents an increased income of $4,331 or an increase of approximately 447%. The main reason for this increased other income was due to an increase in gain on foreign currency exchange, which is partially offset by an increase in interest expense, as compared to the prior year period.

Our net loss was $(64,439) for the three months ended March 31, 2017, compared to a net income of $41,210 for the three months ended March 31, 2016. The decreased net income for the three months ended March 31, 2017, was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $53,598 at March 31, 2017, and $37,643 at December 31, 2016. Our total current assets were $233,874 at March 31, 2017, as compared to $244,862 at December 31, 2016. Our total current liabilities were $715,732 at March 31, 2017, as compared to $636,549 at December 31, 2016.

We had working capital at March 31, 2017, of $(481,858) compared with working capital of $(391,687) at December 31, 2016. This decrease in working capital was primarily due to an increase in accrued expenses, due to related parties, and loan from shareholders, which is partial offset by increases in cash, account receivable, and prepaid expense, and decrease in inventory and accounts payable.

Net cash flow provided by operating activities during the three months ended March 31, 2017, was $2,592, a decrease of $89,415 compared to $92,007 net cash provided in operating activities during the three months ended March 31, 2016. Net cash flow provided in operating activities during the three months ended March 31, 2017, was primarily due to net income, increases in accounts receivable, prepaid expenses, accrued expenses, and foreign currency exchange gain, and decreases in inventory, accounts payable and advance from customers

Net change in cash and cash equivalents was a decrease of $15,955 during the three months ended March 31. 2017.

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

PART II

Item 1.        Legal Proceedings.

None.

Item 1A.     Risk Factors.

The risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2016, filed on March 29, 2017, have not changed except that we disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2017, a new risk factor related to our securities as follows:

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

None.

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

OMPHALOS, CORP.

Date: May 5, 2017	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Principal Executive Officer, President
and Chairman of the Board

Date: May 5, 2017	By:	/s/ Chu Pi Yun
Chu Pi Yun
Principal Financial Officer, Chief Accounting
Officer and Director