Form 10-Q
period 2017-06-30
OMPHALOS, CORP
filed 2017-08-14
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM _________TO __________

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
Yes [X]          No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]           No [X]

As of August 11, 2017, 30,063,760 shares of the Company’s common stock, $0.0001 par value, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$233,962	$37,643
Accounts receivable, net	183,133	82,541
Inventory, net	14,100	97,900
Prepaid and other current assets	49,518	26,778
Total current assets	480,713	244,862

Leasehold Improvements and Equipment, net	2,796	4,295
Intangible assets, net	18,088	18,502
Deposits	3,512	3,293
Total Assets	$505,109	$270,952

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$110,427	$74,372
Accrued salaries and bonus	17,091	27,462
Accrued expenses	29,298	20,388
Income tax payable	1,307	1,225
Advance from customers	51,863	23,459
Due to related parties	612,930	335,322
Loan from shareholders – current portion	164,582	154,321
Total current liabilities	987,498	636,549

Long-term Liabilities
Loan from shareholders	822,912	771,607
Total liabilities	1,810,410	1,408,156

Stockholders' Deficit
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	502,013	578,405
Accumulated deficit	(1,857,844)	(1,766,139)
Total Stockholders' deficit	(1,305,301)	(1,137,204)

Total Liabilities and Stockholders' Deficit	$505,109	$270,952

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THE SIX		FOR THE THREE
	MONTHS ENDED JUNE		MONTHS ENDED JUNE
	30,		30,
	2017	2016	2017	2016

Sales, net	$484,019	$612,277	$280,003	$175,000

Cost of sales	267,700	313,542	155,228	129,519

Gross profit	216,319	298,735	124,775	45,481

Selling, general and administrative expenses	291,968	345,178	132,623	160,643

Loss from operations	(75,649)	(46,443)	(7,848)	(115,162)

Other income (expenses)
Interest income	42	46	42	46
Interest expense	(14,694)	(9,170)	(7,441)	(4,632)
Gain (loss) on foreign currency exchange	(1,404)	2,694	(12,019)	(875)
Total other income (expenses)	(16,056)	(6,430)	(19,418)	(5,461)

Loss before provision for income taxes	(91,705)	(52,873)	(27,266)	(120,623)

Provision for income taxes	-	21,055	-	(5,485)

Net Loss	$(91,705)	$(73,928)	$(27,266)	$(115,138)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759	30,063,759	30,063,759

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Other Comprehensive (Loss) Income:
Net loss	$(91,705)	$(73,928)	$(27,266)	$(115,138)
Foreign currency translation adjustment, net of tax	(76,392)	(16,096)	625	(1,190)
Comprehensive (Loss) Income	$(168,097)	$(90,024)	$(26,641)	$(116,328)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities
Net loss	$(91,705)	$(73,928)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	3,401	3,790
Allowance for inventory value decline	-	(66,984)
Foreign currency exchange (gain) loss	1,405	(2,694)
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(94,343)	(40,423)
Decrease (Increase) in inventory	89,586	75,592
Decrease (Increase) in prepaid and other assets	(20,792)	15,648
Increase (Decrease) in accounts payable	30,861	(16,347)
Increase (Decrease) in accrued expenses	(4,606)	(1,440)
Increase (Decrease) in income tax payable	-	21,054
Increase (Decrease) in advance from customers	26,629	(58,444)
Increase (Decrease) in due to related parties	253,269	94,616
Net cash provided by(used in) operating activities	193,705	(49,560)

Effect of exchange rate changes on cash and cash equivalents	2,614	3,292

Net increase (decrease) in cash and cash equivalents	196,319	(46,268)

Cash and cash equivalents
Beginning	37,643	74,982
Ending	$233,962	$28,714

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$14,694	$9,170
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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

Organization — Omphalos Corp. was incorporated as Soyodo Group Holdings, Inc. (the “Soyodo”) under the laws of Delaware in March 2003. On February 5, 2008, Soyodo acquired the outstanding shares of Omphalos Corp. Omphalos Corp. (the “Omphalos BVI”) , a British Virgin Islands company incorporated on October 30, 2001. For accounting purposes, the acquisition was treated as a recapitalization of Omphalos BVI. Omphalos BVI owns 100% of Omphalos Corp. (Taiwan), All Fine Technology Co., Ltd. (Taiwan), and All Fine Technology Co., Ltd. (B.V.I.). Omphalos Corp. (Taiwan) was incorporated on February 13, 1991 under the laws of Republic of China. All Fine Technology Co., Ltd. (Taiwan) was incorporated on March 23, 2004 under the laws of Republic of China. All Fine Technology Co., Ltd. (B.V.I.) was incorporated on February 2, 2005 under the laws of the British Virgin Islands. Omphalos Corp. (B.V.I.) and its subsidiaries supplies a wide range of equipment and parts including reflow soldering ovens and automated optical inspection machines for printed circuit board (PCB) manufacturers in Taiwan and China.

Soyodo entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omphalos, Corp., a Nevada corporation which went effective on April 18, 2008. Pursuant to the Merger Agreement, Soyodo was merged with and into the surviving corporation, Omphalos Corp. The certificate of incorporation and bylaws of the surviving corporation became the certificate of incorporation and bylaws of the Company, and the directors and officers of Soyodo became the members of the board of directors and officers of the Company. Following the execution of the Merger Agreement, the Company filed with the Secretary of State of Delaware and Nevada, a Certificate of Merger. Omphalos, Corp was incorporated on April 15, 2008 under the laws of the state of Nevada. The main purpose of the merger is to change the company’s name to Omphalos, Corp.

Basis of Consolidation — The condensed consolidated financial statements include the accounts of Omphalos Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Going Concern — The Company has incurred a significant net loss during the past two years and had an accumulated deficit of $1,857,844 and $1,766,139 as of June 30, 2017 and December 31, 2016, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Inventory — Inventory is carried at the lower of cost and net realizable value. Net realizable value (NRV) is defined as estimated selling prices less costs of completion, disposal, and transportation. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $444,117 and $416,428 at June 30, 2017 and December 31, 2016, respectively.

Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Automobile	5 years
Furniture and fixtures	3 years
Machinery and equipment	3 to 5 years
Leasehold improvements	55 years

Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statement of income for the period. The accumulated depreciation was $117,028 and $108,058 at June 30, 2017 and December 31, 2016, respectively. Depreciation expense was $1,770 and $2,263 for the six months ended June 30, 2017 and 2016, respectively. Depreciation expense was $896 and $1,143 for the three months ended June 30, 2017 and 2016, respectively.

Intangible Assets — Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $32,125 and $28,580 at June 30, 2017 and December 31, 2016, respectively. Amortization of intangible assets was $1,631 and $1,527 for the six months ended June 30, 2017 and 2016, respectively. Amortization of intangible assets was $826 and $771 for the three months ended June 30, 2017 and 2016, respectively.

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

Stock Based Compensation — The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at June 30, 2017 and December 31, 2016.

Loss Per Share — The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the six months ended June 30, 2017 and 2016, the Company did not have any common equivalent shares.

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

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2019. The monthly base rent is approximately $1,800. Rent expense under this lease agreement amounted to approximately $10,970 and $10,270 for the six months ended June 30, 2017 and 2016, respectively, and approximately $5,940 and $5,170 for the three months ended June 30, 2017 and 2016, respectively.

Loan from related party

On July 26, 2013, the Company entered a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent approximately $164,582 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015. On July 31, 2015, the loan with the same amount of NT$5,000,000, equivalent approximately $164,582, and the same fixed interest rate of 3% per annum was extended for another two years starting from August 1, 2015 with maturity date on July 31, 2017. On August 1, 2017, the loan with the same amount of NT$5,000,000, equivalent approximately $164,582, and the same fixed interest rate of 3% per annum was extended for another three years starting from August 1, 2017 with maturity date on July 31, 2020.

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

As of June 30, 2017 and December 31, 2016, there were $987,494 and $925,928 advances outstanding, of which $164,582 and $154,321 were presented under current liabilities, respectively. Interest expense was $14,694 and $9,170 for the six months ended June 30, 2017 and 2016, respectively. Interest expense was $7,441 and $4,632 for the three months ended June 30, 2017 and 2016, respectively.

Advances from related party - The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. The advances bear no interest rate and are due upon demand by shareholders. As of June 30, 2017 and December 31, 2016, there were $612,930 and $335,322 advances outstanding, respectively.

3.	INCOME TAXES

The Company is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. Income before income taxes for the six months ended June 30, 2017 and 2016 includes the results of operations of Taiwan and British Virgin Islands. Omphalos Corp. (B.V.I.) and All Fine Technology Co., Ltd. (B.V.I.) are incorporated in British Virgin Islands and are not required to pay income tax. Omphalos Corp. and All Fine Technology Co., Ltd. are incorporated in Taiwan and are subject to Taiwan tax law. The statutory tax rate under Taiwan tax law is 17%. Omphalos Corp. has incurred losses for the six months ended June 30, 2017, but had net income of $123,845 for the six months ended June 30, 2016. All Fine Technology Co., Ltd. has incurred losses for the six months ended June 30, 2017 and 2016. As a result, no additional tax liability was accrued for the six months ended June 30, 2017.

The provision for income taxes calculated at the statutory rates in the combined statements of income is as follows:

	Six months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Current provision:
Computed (provision for) income taxes at statutory rates in U.S.	$-	$-
Computed (provision for) income taxes at statutory rates in BVI	-	-
Computed (provision for)income taxes at statutory rates in Taiwan	-	21,055
Total current provision	-	21,055

Deferred provision:
U.S	-	-
BVI	-	-
Taiwan- Net operating loss carryforward	-	-
Valuation allowance	-	-
Total deferred provision	-	-
Provision for income taxes	$-	$21,055

The following is a reconciliation of the statutory tax rate to the effective tax rate for the six months ended June 30, 2017 and 2016:

	Six Months ended		Six Months ended
	June30, 2017		June 30, 2016
U.S. Federal tax at statutory rate	34%		34%
Valuation allowance	(34%	)	(34%	)
Foreign income tax- Taiwan	17%		17%
Other (a)	(17%	)	0%
Effective tax rate	0%		17%

(a) Other represents expenses incurred by the Company that are not deductible for Taiwan income taxes and changes in valuation allowance for Taiwanese entities for the six months ended June 30, 2017 and 2016, respectively.

4.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations for the three months ended June 30, 2017 and 2016

Net sales for the three months ended June 30, 2017 were $280,003, as compared to $175,000 for the three months ended June 30, 2016. This represents an increase of $105,003 or approximately 60% compared to the prior year period. The increase in net sales is primarily the result of an increase in demand for the new model of laser marking machine.

Cost of sales increased by $25,709 to $152,558 for the three months ended June 30, 2017, as compared to $129,519 for the three months ended June 30, 2016. Gross profit for the three months ended June 30, 2017 was $124,775, compared to $45,481 for the same period in 2016. Gross profit as a percentage of net sales was approximately 45% in the second quarter of 2017, compared to approximately 26% in the same period in 2016. The change in gross profit margin is due to the sales for the three months ended June 30, 2017 were primarily due to the higher margin on the products sold.

For the three months ended June 30, 2017, selling, general and administrative expenses totaled $132,623. This was a decrease of $28,020 or approximately 17.4% as compared to the same period in 2016. The decrease of selling, general and administrative expenses is primarily due to the decrease in salary and traveling expenses.

For the three months ended June 30, 2017, loss from operations decreased to $(7,848) as compared to $(115,162) for the three months ended June 30, 2016. This represents a decreased loss of $107,314 or approximately 93.2% comparing the two periods. The decrease of loss from operations for the three months ended June 30, 2017 is primarily the result of an increase in gross profit and the decrease in selling, general and administrative expenses.

Other income (expenses) was $(19,418) and $(5,461) for the three months ended June 30, 2017 and 2016, respectively. This represents increased expense of $13,957 or approximately 255.6% . The main reason for this increased other expense was an increase in interest expense, and a loss on foreign currency exchange, as compared to the quarter ended June 30, 2016.

Our net loss was $(27,266) for the three months ended June 30, 2017 compared to a net loss of $(115,138) for the three months ended June 30, 2016. The decreased loss for the three months ended June 30, 2017 was due to the reasons described above.

Results of Operations for the six months ended June 30, 2017 and 2016

Net sales for the six months ended June 30, 2017 were $484,019, as compared to $612,277 for the six months ended June 30, 2016. This represents a decrease of $128,258 or approximately 20.9% compared to the prior year period. The decrease in net sales is primarily the result of a decrease in sales of the new model of laser marking machine during the six months ended June 30, 2017 as compared to the prior year period.

Cost of sales decreased by $45,842 or approximately 14.6% to $267,700 for the six months ended June 30, 2017, as compared to $313,542 for the six months ended June 30, 2016. Gross profit for the six months ended June 30, 2016 was $298,735, compared to $3,523 for the same period in 2015. Gross profit as a percentage of net sales was approximately 44.7% in the first half of 2017, compared to approximately 48.8% in the same period in 2016. The change in gross profit percentage is not significant.

For the six months ended June 30, 2017, selling, general and administrative expenses totaled $291,968. This was a decrease of $53,210 or approximately 15.4% as compared to the same period in 2016. The decrease in selling, general and administrative expenses is primarily the result of the decrease in salary, and travel expenses.

For the six months ended June 30, 2017, loss from operations decreased to $(75,649) as compared to $(46,443) for the six months ended June 30, 2016. This represents an increased loss of $29,206 or approximately 62.9% comparing the two periods. The increase of loss from operations for the six months ended June 30, 2017 is primarily the result of a decrease in gross profit which is partially offset by decrease in selling, general and administrative expenses.

Other income (expenses) was $(16,056) and $(6,430) for the six months ended June 30, 2017 and 2016, respectively. This represents increased expense of $9,626 or approximately 149.7% . The main reason for this increased other expenses was an increase in interest expense and loss on foreign currency exchange, as compared to the period ended June 30, 2016.

Our net loss was $(91,705) for the six months ended June 30, 2017 compared to a net loss of $(73,928) for the six months ended June 30, 2016. The increased loss for the six months ended June 30, 2017 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $233,962 at June 30, 2017 and $37,643 at December 31, 2016. Our total current assets were $480,713 at June 30, 2017, as compared to $244,862 at December 31, 2016. Our total current liabilities were $987,498 at June 30, 2017 as compared to $636,549 at December 31, 2016.

We had working capital deficit at June 30, 2017 of $(506,785) compared with working capital deficit of $(391,687) at December 31, 2016. This decrease in working capital was primarily due to a decrease in inventory, and increase in accounts payable, accrued expenses, income tax payable, advance from customers and due to related parties, which is partial offset by increases in cash, prepaid and other current assets, account receivable, and decreases in accrued salaries.

Net cash flow provided by (used in) operating activities during the six months ended June 30, 2017 was $193,705, an increase of $243,265 compared to $(49,560) net cash used in operating activities during the six months ended June 30, 2016. The increase in the cash provided by operating activities was primarily due to the decreased inventory, the increased accounts payable, advance from customers, and due to related parties, which in partially offset by the increased net loss, the increased accounts receivable, prepaid expenses and due to related parties, and the deceased accrued expenses.

Net change in cash and cash equivalents was an increase of $196,319 during the six months ended June 30, 2017, and a decrease of $46,268 for the six months ended June 30, 2016.

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

OMPHALOS, CORP.

Date: August 14, 2017	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: August 14, 2017	By:	/s/ Chu Pi Yun
Chu Pi Yun
Chief Financial Officer, Chief Accounting
Officer and Director