Form 10-Q
period 2017-09-30
OMPHALOS, CORP
filed 2017-11-08
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________TO __________

COMMISSION FILE NUMBER 000-32341

OMPHALOS, CORP.
(Exact name of registrant as specified in its charter)

Nevada	84-1482082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 2, 15 Fl., 83, Nankan Rd. Sec. 1,
Luchu District, Taoyuan City 338, Taiwan
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
Yes [   ] No [X]

As of November 2, 2017, 30,063,760 shares of the Company’s common stock, $0.0001 par value, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$105,090	$37,643
Accounts receivable, net	120,255	82,541
Inventory, net	66,235	97,900
Prepaid and other current assets	25,230	26,778
Total current assets	316,810	244,862

Leasehold Improvements and Equipment, net	1,906	4,295
Intangible assets, net	17,294	18,502
Deposits	3,518	3,293
Total Assets	$339,528	$270,952

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$79,905	$74,372
Accrued salaries and bonus	19,154	27,462
Accrued expenses	23,339	20,388
Income tax payable	1,309	1,225
Advance from customers	-	23,459
Due to related parties	629,719	335,322
Loan from shareholders – current portion	164,853	154,321
Total current liabilities	918,279	636,549

Long-term Liabilities
Loan from shareholders	824,267	771,607
Total liabilities	1,742,546	1,408,156

Stockholders' Deficit
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	499,707	578,405
Accumulated deficit	(1,953,255)	(1,766,139)
Total Stockholders' deficit	(1,403,018)	(1,137,204)

Total Liabilities and Stockholders' Deficit	$339,528	$270,952

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THE NINE MONTHS		FOR THE THREE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2017	2016	2017	2016
Sales, net	$550,886	$719,763	$66,867	$107,486
Cost of sales	309,819	375,637	42,119	62,095
Gross profit	241,067	344,126	24,748	45,391
Selling, general and administrative expenses	407,584	483,318	115,616	138,140
Loss from operations	(166,517)	(139,192)	(90,868)	(92,749)
Other income (expenses)
Interest income	42	46	-	-
Interest expense	(22,131)	(16,219)	(7,437)	(7,049)
Gain (loss) on foreign currency exchange	1,490	2,131	2,894	(563)
Total other income (expenses)	(20,599)	(14,042)	(4,543)	(7,612)
Loss before provision for income taxes	(187,116)	(153,234)	(95,411)	(100,361)
Provision for income taxes	-	11,126	-	(9,929)
Net Loss	$(187,116)	$(164,360)	$(95,411)	$(90,432)
Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759	30,063,759	30,063,759
Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)
Other Comprehensive (Loss) Income:
Net loss	$(187,116)	$(164,360)	$(95,411)	$(90,432)
Foreign currency translation adjustment, net of tax	(78,698)	(46,878)	(2,306)	(30,782)
Comprehensive (Loss) Income	$(265,814)	$(211,238)	$(97,717)	$(121,214)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities
Net loss	$(187,116)	$(164,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	5,123	5,790
Allowance for inventory value decline	-	(67,701)
Foreign currency exchange (gain) loss	(1,491)	(2,131)
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(31,902)	(98,133)
Decrease (Increase) in inventory	38,132	125,584
Decrease (Increase) in prepaid and other assets	3,356	17,576
Increase (Decrease) in accounts payable	454	(26,388)
Increase (Decrease) in accrued expenses	(8,574)	5,394
Increase (Decrease) in income tax payable	-	11,125
Increase (Decrease) in advance from customers	(24,921)	(59,069)
Increase(Decrease) in due to related parties	270,001	(105,882)
Net cash provided by (used in) operating activities	63,062	(358,195)
Cash flows from investing activities
Purchase of fixed assets	-	(1,324)
Net cash used in investing activities	-	(1,324)

Cash flows from financing activities
Proceeds loaned from related parties	-	308,938
Net cash provided by financing activities	-	308,938

Effect of exchange rate changes on cash and cash equivalents	4,385	4,046

Net increase (decrease) in cash and cash equivalents	67,447	(46,535)

Cash and cash equivalents
Beginning	37,643	74,982
Ending	$105,090	$28,447
Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$22,131	$15,447
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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

Going Concern — The Company has incurred a significant net loss during the past two years and had an accumulated deficit of $1,953,255 and $1,766,139 as of September 30, 2017 and December 31, 2016, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Inventory — Inventory is carried at the lower of cost and net realizable value. Net realizable value (NRV) is defined as estimated selling prices less costs of completion, disposal, and transportation. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $444,849 and $416,428 at September 30, 2017 and December 31, 2016, respectively.

Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Automobile	5 years
Furniture and fixtures	3 years
Machinery and equipment	3 to 5 years
Leasehold improvements	55 years

Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statement of income for the period. The accumulated depreciation was $118,115 and $108,058 at September 30, 2017 and December 31, 2016, respectively. Depreciation expense was $2,666 and $3,475 for the nine months ended September 30, 2017 and 2016, respectively. Depreciation expense was $896 and $1,213 for the three months ended September 30, 2017 and 2016, respectively.

Intangible Assets — Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $33,001 and $28,580 at September 30, 2017 and December 31, 2016, respectively. Amortization of intangible assets was $2,457 and $2,315 for the nine months ended September 30, 2017 and 2016, respectively. Amortization of intangible assets was $826 and $788 for the three months ended September 30, 2017 and 2016, respectively.

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

Stock Based Compensation — The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at September 30, 2017 and December 31, 2016.

Loss Per Share — The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the nine months ended September 30, 2017 and 2016, the Company did not have any common equivalent shares.

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

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2019. The monthly base rent is approximately $1,800. Rent expense under this lease agreement amounted to approximately $16,525 and $15,570 for the nine months ended September 30, 2017 and 2016, respectively and approximately $5,555 and $5,300 for the three months ended September 30, 2017 and 2016, respectively..

Loan from related party

On July 26, 2013, the Company entered a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent approximately $164,853 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015. On July 31, 2015, the loan with the same amount of NT$5,000,000, equivalent approximately $164,853, and the same fixed interest rate of 3% per annum was extended for another two years starting from August 1, 2015 with maturity date on July 31, 2017. On August 1, 2017, the loan with the same amount of NT$5,000,000, equivalent approximately $164,853, and the same fixed interest rate of 3% per annum was extended for another three years starting from August 1, 2017 with maturity date on July 31, 2020.

On December 31, 2013, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its officer and shareholder to advance NT$5,000,000, equivalent approximately $164,853 for working capital purpose. The term of the loan started from January 1, 2014 with maturity date on December 31, 2015. On December 31, 2015, the loan with the same amount of NT$5,000,000, equivalent approximately $164,853, and the same fixed interest rate of 3% per annum was extended for another two years starting from January 1, 2016 with maturity date on December 31, 2018.

On July 5, 2015, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent approximately $329,707, for working capital purpose. The term of the loan started from July 1, 2015 with maturity date on September 30, 2018.

On July 1, 2016, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent approximately $329,707, for working capital purpose. The term of the loan started from July 1, 2016 with maturity date on September 30, 2019.

As of September 30, 2017 and December 31, 2016, there were $989,120 and $925,928 advances outstanding, of which $164,853 and $154,321 were presented under current liabilities, respectively. Interest expense was $22,131 and $16,219 for the nine months ended September 30, 2017 and 2016, respectively. Interest expense was $7,437 and $7,049 for the three months ended September 30, 2017 and 2016, respectively.

Advances from related party - The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. The advances bear no interest rate and are due upon demand by shareholders. As of September 30, 2017 and December 31, 2016, there were $629,719 and $335,322 advances outstanding, respectively.

3.	INCOME TAXES

The Company is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. Income before income taxes for the nine months ended September 30, 2017 and 2016 includes the results of operations of Taiwan and British Virgin Islands. Omphalos Corp. (B.V.I.) and All Fine Technology Co., Ltd. (B.V.I.) are incorporated in British Virgin Islands and are not required to pay income tax. Omphalos Corp. and All Fine Technology Co., Ltd. are incorporated in Taiwan and are subject to Taiwan tax law. The statutory tax rate under Taiwan tax law is 17%. Omphalos Corp. has incurred losses for the nine months ended September 30, 2017, but had net income of $65,438 for the nine months ended September 30, 2016. All Fine Technology Co., Ltd. has incurred losses for the nine months ended September 30, 2017 and 2016. As a result, no additional tax liability was accrued for the nine months ended September 30, 2017.

The provision for income taxes calculated at the statutory rates in the combined statements of income is as follows:

	Nine months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Current provision:
Computed (provision for) income taxes at statutory rates in U.S.	$-	$-
Computed (provision for) income taxes at statutory rates in BVI	-	-
Computed (provision for)income taxes at statutory rates in Taiwan	-	11,126
Total current provision	-	11,126

Deferred provision:
U.S	-	-
BVI	-	-
Taiwan- Net operating loss carryforward	-	-
Valuation allowance	-	-
Total deferred provision	-	-
Provision for income taxes	$-	$11,126

The following is a reconciliation of the statutory tax rate to the effective tax rate for the nine months ended September 30, 2017 and 2016:

	Nine Months ended		Nine Months ended
	September 30, 2017		September 30, 2016
U.S. Federal tax at statutory rate	34%		34%
Valuation allowance	(34%	)	(34%	)
Foreign income tax- Taiwan	17%		17%
Other (a)	(17%	)	0%
Effective tax rate	0%		17%

(a) Other represents expenses incurred by the Company that are not deductible for Taiwan income taxes and changes in valuation allowance for Taiwanese entities for the nine months ended September 30, 2017 and 2016, respectively.

4.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2017 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of operations for the three months ended September 30, 2017 and 2016

Net sales for the three months ended September 30, 2017 were $66,867, as compared to $107,486 for the three months ended September 30, 2016. This represents a decrease of $40,619 or approximately 38% compared to the prior year period. The decrease in net sales is primarily attributable to lower margin of laser marking machine sold during the three months ended September 30, 2017.

Cost of sales decreased by $19,976 to $42,119 for the three months ended September 30, 2017, as compared to $62,095 for the three months ended September 30, 2016. Gross profit for the three months ended September 30, 2017 was $24,748, compared to $45,391 for the same period in 2016. Gross profit as a percentage of net sales was approximately 37% in the third quarter of 2017, compared to approximately 42% in the same period in 2016. The change in gross profit margin for the three months ended September 30, 2017 were primarily due to the lower margin on the products sold.

For the three months ended September 30, 2017, selling, general and administrative expenses totaled $115,616. This was a decrease of $22,524 or approximately 16% as compared to $138,140 for the same period in 2016. The decrease of selling, general and administrative expenses is primarily due to the decrease in salary and traveling expenses.

For the three months ended September 30, 2017, loss from operations decreased to $90,868 as compared to $92,749 for the three months ended September 30, 2016. This represents a decreased loss of $1,881 or approximately 2% comparing the two periods. The decrease of loss from operations for the three months ended September 30, 2017 is primarily the result of the decrease in selling, general and administrative expenses.

Other income (expenses) was $(4,543) and $(7,612) for the three months ended September 30, 2017 and 2016, respectively. This represents decreased expense of $3,069 or approximately 40%. The main reason for this decreased other expense was an increase in interest expense, partially offset by the increase in gain on foreign currency exchange, as compared to the quarter ended September 30, 2016.

Our net loss was $95,411 for the three months ended September 30, 2017 compared to a net loss of $90,432 for the three months ended September 30, 2016. The decreased loss for the three months ended September 30, 2017 was primarily due to the reasons described above.

Results of operations for the nine months ended September 30, 2017 and 2016

Net sales for the nine months ended September 30, 2017 were $550,886, as compared to $719,763 for the nine months ended September 30, 2016. This represents a decrease of $168,877 or approximately 23% compared to the prior year period. The decrease in net sales is primarily the result of a decrease in sales of the new model of laser marking machine in both sales quantities and selling price per unit during the nine months ended September 30, 2017 as compared to the prior year period.

Cost of sales decreased by $65,818 or approximately 18% to $309,819 for the nine months ended September 30, 2017, as compared to $375,637 for the nine months ended September 30, 2016. Gross profit for the nine months ended September 30, 2017 was $241,067, compared to $344,126 for the same period in 2016. Gross profit as a percentage of net sales was approximately 44% for the nine months ended September 30, 2017, compared to approximately 48% in the same period in 2016. The decrease in gross profit percentage was mainly attributable to lower margin on products sold.

For the nine months ended September 30, 2017, selling, general and administrative expenses totaled $407,584. This was a decrease of $75,734 or approximately 16% as compared to $483,318 for the same period in 2016. The decrease in selling, general and administrative expenses is primarily the result of the decrease in salary and travel expenses.

For the nine months ended September 30, 2017, loss from operations decreased to $166,517 as compared to $139,192 for the nine months ended September 30, 2016. This represents an increased loss of $27,325 or approximately 20% comparing the two periods. The increase of loss from operations for the nine months ended September 30, 2017 is primarily the result of a decrease in gross profit which is partially offset by decrease in selling, general and administrative expenses.

Other income (expenses) was $(20,599) and $(14,042) for the nine months ended September 30, 2017 and 2016, respectively. This represents increased expense of $6,557 or approximately 47%. The main reason for this increased other expenses was an increase in interest expense and a decrease in gain on foreign currency exchange, as compared to the period ended September 30, 2016.

Our net loss was $(187,116) for the nine months ended September 30, 2017 compared to a net loss of $(164,360) for the nine months ended September 30, 2016. The increased loss for the nine months ended September 30, 2017 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $105,090 at September 30, 2017 and $37,643 at December 31, 2016. Our total current assets were $316,810 at September 30, 2017, as compared to $244,862 at December 31, 2016. Our total current liabilities were $918,279 at September 30, 2017 as compared to $636,549 at December 31, 2016.

We had working capital deficit of $601,469 at September 30, 2017 compared to $391,687 at December 31, 2016. This decrease in working capital was primarily due to a decrease in cash and inventory, and increase in accounts payable, accrued expenses, and due to related parties, which is partial offset by increases in accounts receivable and decreases in accrued salaries.

Net cash flow provided by (used in) operating activities was $63,062 during the nine months ended September 30, 2017, an increase of $421,257 as compared to net cash used in operating activities of $(358,195) during the nine months ended September 30, 2016. The increase in the cash provided by operating activities was primarily due to the decreased inventory and prepaid expenses, the increased accounts payable and due to related parties, which in partially offset by the increased net loss, the increased accounts receivable and the deceased accrued expenses and advance from customers.

Net cash used in investing activities was $0 for the nine months ended September 30, 2017, as compared to $1,324 for the nine months ended September 30, 2016. The Company did not purchase any fixed assets during the nine months ended September 30, 2017.

Net cash provided by financing activities was $0 for the nine months ended September 30, 2017, as compared to $308,938 for the nine months ended September 30, 2016. The Company did not enter into any new loan agreements from shareholders during the nine months ended September 30, 2017.

Net change in cash and cash equivalents was an increase of $67,447 during the nine months ended September 30, 2017, and a decrease of $46,535 for the nine months ended September 30, 2016.

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

OMPHALOS, CORP.

Date: November 8, 2017	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President
and Chairman of the Board

Date: November 8, 2017	By:	/s/ Pi Yun Chu
Pi Yun Chu
Chief Financial Officer, Chief Accounting
Officer and Director