Form 10-K
period 2017-12-31
OMPHALOS, CORP
filed 2018-03-29
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2017.

OR

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________to __________
.

Commission File Number: 000-32341

OMPHALOS, CORP.
(Exact name of registrant as specified in its charter)

Nevada	84-1482082
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Unit 2, 15 Fl., 83, Nankan Rd. Sec. 1,
Luchu Dist., Taoyuan City 338
Taiwan
(Address of principal executive offices, Zip Code)

011-8863-322-9658
(Registrant’s telephone number, including area code)

Copies of all communications to:
Joan Wu Esq.
Hunter Taubman Fischer & Li, LLC
1450 Broadway, Floor 26
New York, NY 10018
Phone: (212) 530-2208
Fax: (212) 202-6380

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
Yes [ ] No [X]

At June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: approximately $1,202,550.

The number of shares of registrant’s common stock outstanding, as of March 20, 2018 was 30,063,759.

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

Overview of Business

Omphalos, through its wholly-owned subsidiaries which serve as third-party resellers, supplies a wide range of equipment and parts including refurbished and modified reflow soldering ovens and automated optical inspection machines for printed circuit board (PCB) manufacturers in Taiwan, China, and South Asian countries. Omphalos also provides after sale services such as maintenance and repairs to its customers and sells parts for the equipment for that purpose.

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

During the year ended December 31, 2017, the Company obtained 29% and 11% of the equipment and parts that it sells to its customers from two local suppliers, including Jonghuei Co., Ltd. and Veego Corporation, respectively. These vendors are all Taiwanese companies.

Marketing

Most of the Omphalos’ business is generated through personal relationships with its major customers. In addition, it may participate in trade shows and occasionally run advertisements in trade journals and newspapers.

Markets and Customers

Omphalos’ customers include a number of major electronic manufacturing companies. For the year ended December 31, 2017, five customers, including Delta Electronics (Jiangsu) Ltd., Wistron Corporation, Chicony Electronics CO., Ltd., Hotayi Electronic (M) Sdn. Bhd., and Delta Electronics (Wuhu) Ltd., accounted for approximately 97.8% of Omphalos’ total revenue.

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

Employees

As of March 20, 2018, Omphalos had 18 full-time employees. None of its employees is represented by a labor union, and Omphalos considers its employee relations to be excellent. Omphalos seeks to use contract workers and anticipates maintaining a small full-time employee base.

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

Our audited financial statements for the year ended December 31, 2017 were prepared based on the assumption that we will continue our operations as a going concern. We had net losses of $262,183 and $283,527 during the years ended December 31, 2017 and 2016, respectively. As a result, there may be substantial doubt about our ability to continue as a going concern. Our future is dependent upon our ability to implement our business plans and upon our future profitable operations.

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

Our semiconductor and other customer base historically has been, and is becoming even more, highly concentrated. For the year ended December 31, 2017, five major customers accounted for approximately 97.8% of Omphalos’ total revenues. Orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our net sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, we may not be able to replace the business. As our products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us. In addition, certain customers have undergone significant ownership changes, have outsourced manufacturing activities, and/or have entered into strategic alliances or industry consortia that have increased the influence of key semiconductor manufacturers in technology decisions made by their partners, which may result in additional complexities in managing customer relationships and transactions. These factors could have a material, adverse effect on our business, financial condition and results of operations.

Omphalos is highly dependent on two suppliers.

For the year ended December 31, 2017, Omphalos obtained 40% of the equipment and parts that it sells to its customers from two vendors. If any of these vendors was to cease supplying us with products for any reason, this would force us to find alternative sources for our products. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect our operating results.

Manufacturing interruptions or delays could affect our ability to meet customer demand, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

Our business depends on our ability to supply equipment, services and related products that meet the rapidly changing technical and volume requirements of our customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers. Some key parts may be subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers, and some sourcing or subassembly is provided by suppliers in developing regions, including China and Southeast Asian countries. Significant interruptions of manufacturing operations or the delivery of services as a result of: (1) the failure or inability of suppliers to timely deliver quality parts; (2) volatility in the availability and cost of materials; (3) difficulties or delays in obtaining required export approvals; (4) information technology or infrastructure failures; (5) natural disasters (such as earthquakes, floods or storms); or (6) other causes (such as regional economic downturns, pandemics, political instability, terrorism, or acts of war), could result in delayed deliveries, manufacturing inefficiencies, increased costs or order cancellations. Moreover, if actual demand for our products is different than expected, we may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. Any or all of these factors could materially and adversely affect our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at Unit 2, 15 Fl., 83, Nankan Rd. Sec. 1, Luchu District, Taoyuan City 338, Taiwan and No.92, Bagu Rd., Luchu District, Taoyuan City 338, Taiwan.

Omphalos does not own any real property. The Company leases an office and a warehouse from the wife of our sole director, Mr. Yang. The office maintains administration and sales facilities and the warehouse maintains inventory. The locations of the office and warehouse are Unit 2, 15 Fl., 83, Nankan Rd. Sec. 1, Luchu District, Taoyuan City, 338Taiwan and No.92, Bagu Rd., Luchu District, Taoyuan City 338, Taiwan, respectively. The office space is approximately 3,700 square feet, and the warehouse space is approximately 3,334 square feet.

Generally, Omphalos maintains short-term leases for its office and warehouse, with options to renew, where possible. The terms of the lease for office and warehouse have been extended to January 31, 2019 and October 1, 2020, respectively. The Company paid a monthly rent of approximately $2,800 for the periods ended December 31, 2017 and 2016. Accordingly, rent expense under the office and warehouse lease agreements amounted to approximately $33,945 and $32,020 for the periods ended December 31, 2017 and 2016, respectively.

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

Year Ended December 31,
			First		Second		Third		Fourth

2017	High		$0.10	$	*		$0.10		$0.045
	Low		$0.10	$	*		$0.10		$0.045

2016	High		$0.071	$	*	$	*	$	*
	Low		$0.04	$	*	$	*	$	*

2015	High	$	*		$0.18		$0.18		$0.15
	Low	$	*		$0.18		$0.15		$0.07

*no public trading volume

There were approximately 72 common stock holders of record of our common stock as of March 20, 2018.

Although we paid dividends on our common stock in 2008 totaling $175,260, or approximately $0.00583 per share, we paid no dividends on our common stock in 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016, or 2017. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

Recent Transactions Involving Unregistered Securities

None

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Some of the statements contained in this Form 10-K that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

Overview

The Company, through Omphalos Corp. – Taiwan, is in the business of supplying a wide range of equipment and parts including reflow soldering ovens and Automated Optical Inspection (AOI) machines to printed circuit board (PCB) manufacturers in Taiwan and China. The clients are mainly Taiwanese electronics manufacturing companies, including Quanta Computer Inc., Universal Scientific Industrial Co., and Advantech in Taiwan, and QSMC, in China.

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

The Company’s business strategy is to increase its market share by expanding into other industries. Since PCB has a vast application range, the Company is currently researching and developing many additional uses for testing equipment and parts.

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

Basis of Consolidation – The condensed consolidated financial statements include the accounts of Omphalos Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Going Concern – The Company has incurred net losses during the past two years and had an accumulated deficit of $2,028,322 and $1,766,139 as of December 31, 2017 and 2016, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2018; (3) The Company plans to continue actively seeing additional funding opportunities to improve and expand upon its product lines.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable – Accounts receivable are carried at original invoice amount less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts on a quarterly basis based on a review of the current status of existing receivables, account aging, historical collection experience, subsequent collections, management’s evaluation of the effect of existing economic conditions, and other known factors. The provision is provided for the above estimates made for all doubtful receivables. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. Recoveries of trade receivables previously written off are recorded when received.

Inventory – Inventory is carried at the lower of cost and net realizable value. Net realizable value (NRV) is defined as estimated selling prices less costs of completion, disposal, and transportation. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $450,691 and $416,428 at December 31, 2017 and 2016, respectively.

Property and Equipment – Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Automobile	5 years
Furniture and fixtures	3 years
Machinery and equipment	3 to 5 years
Leasehold improvements	55 years

Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statement of income for the period. The accumulated depreciation was $123,122 and $108,058 at December 31, 2017 and 2016, respectively. Depreciation expense was $4,876 and $4,332 for the years ended December 31, 2017 and 2016, respectively.

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $34,612 and $28,580 at December 31, 2017 and 2016, respectively. Amortization of intangible assets was $3,286 and $3,100 for the years ended December 31, 2017 and 2016, respectively.

Impairment of Long-Lived Assets – The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist.

Fair Value Measurements – FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

•

Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

•

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable, accrued liabilities, and due to related parties, approximate to fair value due to their relatively short maturities. The carrying amounts of the Company's long-term debt approximate to their fair value because of the short maturity and/or interest rates which are comparable to those currently available to the Company on obligations with similar terms.

Revenue Recognition – The Company derives revenues from the sale of equipment and parts to customers. The Company’s standard shipping term is Free on Board (FOB) shipping point. The Company recognizes revenue upon shipment for the sales under the term FOB shipping point. For the sales under other shipping term arrangements, such as FOB destination, the Company recognizes revenue when title passes to and the risks and rewards of ownership have transferred to the customer based on the terms of the sales. Usually no returns, discounts or other allowances are provided to customers. Shipping and handling charges to customers are included in net sales. Shipping and handling charges incurred by the Company are included in cost of goods sold.

Leases – Lease agreements are evaluated to determine if they are capital leases meeting any of the following criteria at inception: (a) Transfer of ownership; (b) Bargain purchase option; (c) The lease term is equal to 75 percent or more of the estimated economic life of the leased property; (d) The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor.

If at its inception a lease meets any of the four lease criteria above, the lease is classified by the lessee as a capital lease; and if none of the four criteria are met, the lease is classified by the lessee as an operating lease.

Research and Development Expenses – Research and development costs are generally expensed as incurred.

Statement of cash flows – In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies, and translated to the reporting currency using an average foreign exchange rate for the reporting period. As a result, amounts related to changes in assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Income Taxes – The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

Stock Based Compensation – The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at December 31, 2017 and 2016.

Loss Per Share – The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the years ended December 31, 2017 and 2016, the Company did not have any common equivalent shares.

Foreign-currency Transactions – Foreign-currency transactions are recorded in New Taiwan dollars ("NTD") at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollars, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currency denominated investments in shares of stock where such differences are accounted for as translation adjustments under stockholders' equity.

Translation Adjustment – The Company financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is New Taiwan dollar (“NTD”). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

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

Reclassifications – Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Recently Issued Accounting Pronouncements – In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle of the ASU is that a lessee should recognize the assets and liabilities that arise from its leases other than those that meet the definition of a short-term lease. The ASU requires extensive qualitative and quantitative disclosures, including with respect to significant judgments made by management. Subsequently, the FASB issued ASU No. 2017-13, in September 2017 and ASU No. 2018-01, in January 2018, which amends and clarifies ASU 2016-02. The ASU will be effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. Early adoption is permitted. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) . In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing . In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting . In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. ASU 2016-12 provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. ASU 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. Additionally, ASU 2016-20 clarifies certain narrow aspects within Topic 606 including its scope, contract cost accounting, and disclosures. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the overall impact that ASU 2014-09 and its related amendments will have on the Company’s financial statements.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

Results of Operations

The following table presents the consolidated results of the Company for the years ended December 31, 2017 and 2016.

	Years ended December 31,		Change in
	2017	2016	$	%
Net sales	$588,040	$803,165	$(215,125)	(26.8)%
Cost of sales	267,729	416,136	(148,407)	(35.7)%
Gross profit	320,311	387,029	(66,718)	(17.2)%
Selling, general and administrative expenses	541,090	656,442	(115,352)	(17.6)%
Loss from operations	(220,779)	(269,413)	48,634	(18.1)%
Other expenses	(41,404)	(12,882)	(28,522)	221.4%
Loss before provision for income tax	(262,183)	(282,295)	20,112	(7.1)%
Provision for income taxes	-	1,232	(1,232)	(100.0)%
Net Loss	$(262,183)	$(283,527)	$21,344	(7.5)%

Net Sales. Net sales for the year ended December 31, 2017, were $588,040, compared to $803,165 for the year ended December 31, 2016, representing a decrease of $215,125, or (26.8)% . The decrease in sales was primarily a result of a decrease in the unit of reflow soldering ovens and automated optical inspection machine and laser marking system shipments. During the years ended December 31, 2017 and 2016, we sold eight and thirteen pieces of reflow soldering ovens and automated optical inspection machines and laser marking system to printed circuit board (PCB) manufacturers, respectively. Our average selling price for reflow soldering ovens and laser marking system did not have significant changes in 2017 compared to 2016. Net sales from our service rendered to customers and parts sold were $27,711 and $15,317 for the years ended December 31, 2017 and 2016, respectively.

Cost of Sales. Cost of sales was $267,729 or 45.5% of net sales for the year ended December 31, 2017, as compared to $416,136 or 51.8% of net sales for the year ended December 31, 2016. The decrease in cost of sales during the year ended December 31, 2017 was mainly attributable to the decrease in sales as compared to 2016.

Gross Margin. Gross profit was $320,311 for the year ended December 31, 2017, compared to $387,029 for the year ended December 31, 2016, representing a decrease of $66,718, or (17.2)% . Gross profit as a percent of net sales was 54.5% in 2017, compared to 48.2% in 2016. The increase in gross profit percentage was because we sold automated optical inspection machines with higher margins during the year ended December 31, 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $541,090 or 92.0 % of net sales, for the year ended December 31, 2017, as compared to $656,442 or 81.7 % of net sales for the year ended December 31, 2016 representing a decrease of $115,352, or (17.6)% . The decrease in selling, general and administrative expenses was primarily due to the decreases in bad debt expense, payroll expenses, and traveling expenses, partially offset by the increase in repair and maintenance expenses.

Loss from Operations. Loss from operations has decreased by $48,634, or (18.1)% to $(220,779) for the year ended December 31, 2017 from $(269,413) for the year ended December 31, 2016. The decrease in loss from operations for the year ended December 31, 2017, compared with loss from operations for the year ended December 31, 2016, was as a result of the decrease in selling, general and administrative expenses.

Other Income (expenses). Other income (expenses) was $(41,404) for the year ended December 31, 2017, as compared to $(12,882) for the year ended December 31, 2016. This change was primarily attributable to an increase in interest expense and foreign currency exchange loss during the year ended December 31, 2017.

Net Loss. Net loss was $(262,183) for the year ended December 31, 2017, as compared to $(283,527) for the year ended December 31, 2016. The decrease in net loss was due to the reasons described above.

Liquidity and Capital Resources

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses during the past two years and had an accumulated deficit of $2,028,322 and $1,766,139 as of December 31, 2017 and 2016, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until it becomes profitable. If we are unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2018; (3) The Company plans to continue actively seeing additional funding opportunities to improve and expand upon its product lines.

Our principal sources of liquidity are cash and cash equivalents, and cash flow from operations. As of December 31, 2017, we had working capital deficit of $1,033,469 as compared to working capital deficit of $391,687 as of December 31, 2016. Our cash and cash equivalent has decreased from $37,643 at December 31, 2016 to $23,051 at December 31, 2017.

	For the
	Years Ended
	December 31,
	2017	2016
Net cash provided by (used in) operating activities	$1,504	$(357,750)
Net cash used in investing activities	(7,142)	(1,330)
Net cash provided by financing activities	-	310,304
Effect of exchange rate change on cash and cash equivalents	(8,954)	11,437
Net decrease in cash and cash equivalents	$(14,592)	$(37,339)

Net cash flow provided by operating activities was $1,504 during the year ended December 31, 2017, as compared to net cash flow used in operating activities of $357,750 during the year ended December 31, 2016. The decrease of $359,254 of cash used in operating activities was primarily due to the decrease in accounts receivable and increase in due to related parties for working capital purpose, partially offset by the increase in inventory and the decrease in accounts payable during the year ended December 31, 2017.

Net cash used in investing activities was $7,142 and $1,330 during the year ended December 31, 2017 and 2016, respectively.

Net cash flow provided by financing activities was $0 and $310,304 during the year ended December 31, 2017 and 2016, respectively. We did not enter any loan agreements with our officer and shareholders. For the year ended December 31, 2016, the cash flow provided by financing activity was $310,304, which was from loans from shareholders.

In light of the significant decreases in our net sales over the past fiscal year and current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our financial obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, working capital, and cash generated from operations, will be sufficient to meet our forecasted operating expenses and capital expenditures through 2018.

Capital Expenditures

Total capital expenditures during the years ended December 31, 2017 and 2016 was $7,142 and $1,330, respectively.

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

As of December 31, 2017 and December 31, 2016 the exchange rates between the NTD and the USD ($) were NTD1=$0.03374 and NTD1=$0.03086, respectively. The weighted-average rates of exchange between NTD and USD were NTD1=$0.03289 and NTD1=$0.03103 for the years ended December 31, 2017 and December 31, 2016, respectively. Total translation adjustment recognized as of December 31, 2017 and December 31, 2016 is $465,722 and $578,405, respectively.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2017 and December 31, 2016.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Offices and Corporate Governance. Directors and Executive Officers

Name	Age	Position
Sheng-Peir Yang	61	President, CEO and Director
Chu Pi Yun	47	Chief Financial Officer

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

•	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
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

Section 16 Compliance

The Company is not aware of any securities transaction during the fiscal year ended December 31, 2017, or subsequent thereto what would require a filing pursuant to Section 16 of the Exchange Act of 1934, as amended.

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

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

							Non-
							qualified
							Deferred
						Non-Equity	Compen-	All other
Name and				Stock	Option	Incentive	sation	compen-
principal		Salary	Bonus	Awards	Awards	Plan	Earnings	sation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
	2017	$22,594							$22,594
Sheng-Peir	2016	$68,887							$68,887
Yang
CEO and	2015	$69,930	—	—	—	—	—	—	$69,930
President

Pi-Yun Chu	2017	$14,526							$14,526
CFO	2016	$20,554	—	—	—	—	—	—	$20,554
	2015	20,866							20,866

We have entered into the follow employment agreements:

•

Sheng-Peir Yang entered into an employment agreement with Omphalos on November 30, 2007, to serve as its Chief Executive Officer for a term of two (2) years at an monthly salary of New Taiwan Dollars (“NTD”) 185,000(equivalent to $6,085). Effective on February 1, 2017, Mr. Yang agreed to reduce his monthly salary to NTD45,800, equivalent to $1,507. Mr. Yang is required to comply with the non- competition provision contained within the employment agreement. Either party, with proper notice, may terminate the employment agreement, and the employment agreement will be governed and construed by the laws of Taiwan (Republic of China). The agreement has renewed annually and remains in effect.

•

Pi-Yun Chu entered into an employment agreement with Omphalos on November 30, 2007, to serve as its Chief Financial Officer for a term of two (2) years at an monthly salary of NTD55,200 (equivalent to $1,816). Effective on May 1, 2017, Ms. Chu agreed to reduce her monthly salary to NTD27,600, equivalent to $908. Ms. Chu is required to comply with the non-competition provision contained within the employment agreement. Either party, with proper notice, may terminate the employment agreement, and the employment agreement will be governed and construed by the laws of Taiwan (Republic of China). The agreement has renewed annually and remains in effect.

Outstanding Equity Awards at Fiscal Year-End

As of our fiscal years ended December 31, 2017 and 2016, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal years ended December 31, 2017 and 2016. No equity awards were granted during the year ended December 31, 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of common stock beneficially owned as of March 15, 2018 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o Omphalos, Corp.

		Percentage of
	Common Stock	Common Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned (1)
Sheng-Peir Yang	18,449,162	61.3%

Chu Pi Yun	683,302	2.3%

All officers and directors as a group (2 persons)	19,132,464	63.6%

* Denotes less than 1%

Beneficial ownership percentages gives effect to the completion of the Share Exchange, and are calculated based on shares of common stock issued and outstanding and is based on a total of 30,063,759 shares of common stock that were issued and outstanding as of March 15, 2018. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 15, 2018. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our sole director, Mr. Yang, is a named executive officer of the Company and, accordingly, is not “independent” for purposes of any securities market requirements.

Omphalos does not own any real property. The Company leases an office from the wife of our sole director, Mr. Yang. The annual rent of NT$672,000 (NT$56,000 monthly), is approximately US$22,104.

Item 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

	Year	Year
	Ended	Ended
	December	December
	31, 2017	31, 2016

Audit Fees	$31,000	$31,000
Audit-Related Fees
Tax Fees
All Other Fees
	$31,000	$31,000

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and the full Board of Directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our full Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2017, is compatible with maintaining the auditor’s independence.

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

Omphalos, Corp.

Dated: March 28, 2018	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Sheng-Peir Yang
	Chief Executive Officer and	March 28, 2018
Director
Sheng-Peir Yang

/s/Pi Yun Chu	Chief Financial Officer (principal
	financial and accounting officer)	March 28, 2018
Pi Yun Chu

OMPHALOS, CORP.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2017 AND 2016 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Omphalos Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Omphalos Corp. and subsidiaries ( “the Company”) as of December 31, 2017 and 2016, the related statement of operations and comprehensive income(loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with the U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that Biokey, Inc. will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has incurred losses from operations, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2008.
Diamond Bar, California
March 19, 2018

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
Assets

Current Assets
Cash and cash equivalents	$23,051	$37,643
Accounts receivable, net	44,204	82,541
Inventory, net	118,475	97,900
Prepaid and other current assets	21,023	26,778
Total current assets	206,753	244,862

Leasehold Improvements and Equipment, net	7,019	4,295

Intangible assets, net	16,854	18,502
Deposits	3,599	3,293
Total Assets	$234,225	$270,952

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$17,394	$74,372
Accrued salaries and bonus	19,448	27,462
Accrued expenses	42,397	20,388
Income tax payable	-	1,225
Advance from customers	-	23,459
Due to related parties	654,910	335,322
Loan from shareholders, current portion	506,073	154,321
Total current liabilities	1,240,222	636,549

Non-current Liabilities
Loan from shareholders	506,073	771,607
Total liabilities	1,746,295	1,408,156

Stockholders' Equity
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of December 31, 2017 and 2016, respectively	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	465,722	578,405
Accumulated deficit
	(2,028,322)	(1,766,139)
Total Stockholders' equity	(1,512,070)	(1,137,204)

Total Liabilities and Stockholders' Equity	$234,225	$270,952

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Sales, net	$588,040	$803,165

Cost of sales	267,729	416,136

Gross profit	320,311	387,029

Selling, general and administrative expenses	541,090	656,442

Loss from operations	(220,779)	(269,413)

Other income (expenses)
Interest income	160	57
Interest expense	(29,604)	(23,273)
Gain (loss) on foreign currency exchange	(11,960)	10,334
Total other income (expenses)	(41,404)	(12,882)

Loss before provision for income taxes	(262,183)	(282,295)

Provision for income taxes	-	1,232

Net loss	$(262,183)	$(283,527)
Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)

Other Comprehensive Loss:
Net loss	$(262,183)	$(283,527)
Foreign currency translation adjustment, net of tax	(112,683)	(8,657)
Comprehensive Loss	$(374,866)	$(292,184)

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-in Capital	Deficits	Income	Total

Balance at December 31, 2015	30,063,759	3,007	47,523	(1,482,612)	587,062	(845,020)
Translation adjustment	-	-	-	-	(8,657)	(8,657)
Net loss	-	-	-	(283,527)	-	(283,527)
Balance at December 31, 2016	30,063,759	$3,007	$47,523	$(1,766,139)	$578,405	$(1,137,204)
Translation adjustment	-	-	-	-	(112,683)	(112,683)
Net loss	-	-	-	(262,183)	-	(262,183)
Balance at December 31, 2017	30,063,759	$3,007	$47,523	$(2,028,322)	$465,722	$(1,512,070)

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Cash flows from operating activities
Net loss	$(262,183)	$(283,527)
Adjustments to reconcile net income to net cash used in operating activities:
Bad debt expense	-	23,273
Amortization and depreciation	8,162	7,432
Allowance for inventory value decline	(4,401)	(75,591)
Foreign currency exchange (gain) loss	11,960	(10,334)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	44,869	(105,468)
Decrease (increase) in inventory	(6,773)	85,997
Decrease (increase) in prepaid and other assets	8,041	16,966
Increase (decrease) in accounts payable	(62,303)	31,398
Increase (decrease) in accrued expenses	9,300	10,722
Increase (decrease) in income tax payable	(1,306)	1,232
Increase (decrease) in advance from customers	(25,001)	(35,745)
Increase(decrease) in due to related parties	281,139	(24,105)
Net cash provided by (used in) operating activities	1,504	(357,750)

Cash flows from investing activities
Purchase of fixed assets	(7,142)	(1,330)
Net cash used in investing activities	(7,142)	(1,330)

Cash flows from financing activities
Proceeds from loan from shareholders	-	310,304
Net cash provided by financing activities	-	310,304

Effect of exchange rate changes on cash and cash equivalents	(8,954)	11,437

Net increase (decrease) in cash and cash equivalents	(14,592)	(37,339)

Cash and cash equivalents
Beginning	37,643	74,982
Ending	$23,051	$37,643

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$29,604	$22,497
Income tax	$-	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

Going Concern-The Company has incurred a net loss of $262,183 and $283,527 during the years ended December 31, 2017 and 2016, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Accounts Receivable — Accounts receivables are carried at original invoice amount less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts on a quarterly basis based on a review of the current status of existing receivables, account aging, historical collection experience, subsequent collections, management's evaluation of the effect of existing economic conditions, and other known factors. The provision is provided for the above estimates made for all doubtful receivables. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. Recoveries of trade receivables previously written off are recorded when received. Allowance for doubtful debts amounted to $0 and $23,148 as of December 31, 2017 and 2016, respectively.

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $450,691 and $416,428 at December 31, 2017 and 2016, respectively.

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

Research and Development Expenses — Research and development costs are generally expensed as incurred. The Company did not incur any significant research and development expenses during the years ended December 31, 2017 and 2016.

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

Stock Based Compensation — The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at December 31, 2017 and 2016.

Loss Per Share — The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the years ended December 31, 2017 and 2016, the Company did not have any common equivalent shares.

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

Customers: The Company sells equipment and parts to printed circuit board (PCB) manufacturers in Taiwan, China, and Malaysia. The Company performs ongoing credit evaluations of its customers’ financial condition and generally, requires no collateral. For the year ended December 31, 2016, four customers accounted for more than 10% of the Company’s total revenues, represented approximately 96.9% of its total revenues, and 89.4% of accounts receivable in aggregate at December 31, 2016. For the year ended December 31, 2017, five customers accounted for more than 10% of the Company’s total revenues, represented approximately 97.8% of its total revenues, and 97.0% of accounts receivable in aggregate at December 31, 2017.

	Sales for the year		A/R balance as of December 31,
Customer	2017	2016	2017	2016
A	$192,210	$438,210	$35,450	$-
B	159,310	144,159	7,410	70,454
C	-	108,607	-	23,148
D	-	85,906	-	-
E	82,886	-	-	-
F	74,355	-	-	-
G	65,226	-	-	-

Suppliers: For the year ended December 31, 2016, 68.9% of the Company’s inventory was purchased from four vendors. For the year ended December 31, 2017, 40.0% of the Company’s inventory was purchased from two vendors.

Fair Value Measurements — FASB ASC 820, “Fair Value Measurements” defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

•

Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

•

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable, accrued liabilities, and due to related parties, approximate to fair value due to their relatively short maturities. The carrying amounts of the Company's long-term debt approximate to their fair value because of the short maturity and/or interest rates which are comparable to those currently available to the Company on obligations with similar terms.

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

Comprehensive Income — Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity and statements of operations and comprehensive income (loss).

Recently Issued Accounting Pronouncements — In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The core principle of the ASU is that a lessee should recognize the assets and liabilities that arise from its leases other than those that meet the definition of a short-term lease. The ASU requires extensive qualitative and quantitative disclosures, including with respect to significant judgments made by management. Subsequently, the FASB issued ASU No. 2017-13, in September 2017 and ASU No. 2018-01, in January 2018, which amends and clarifies ASU 2016-02. The ASU will be effective for the Company beginning January 1, 2019, including interim periods in the fiscal year 2019. Early adoption is permitted. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated results of operations, cash flows, financial position and disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) . In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing . In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting . In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. ASU 2016-12 provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. ASU 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. Additionally, ASU 2016-20 clarifies certain narrow aspects within Topic 606 including its scope, contract cost accounting, and disclosures. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the overall impact that ASU 2014-09 and its related amendments will have on the Company’s financial statements.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

NOTE 2. PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment for the years ended December 31:

	2017	2016
Machinery and equipment	$70,303	$64,314
Vehicle	47,789	37,016
Leasehold improvements	12,049	11,023
	130,141	112,353
Less: accumulated depreciation	(123,122)	(108,058)
Property and equipment, net	$7,019	$4,295

Depreciation expense for the years ended December 31, 2017 and 2016 were $4,876 and $4,332 respectively.

NOTE 3. OTHER INTANGIBLE ASSETS

The following reconciliation of other intangible assets is as follows:

	Gross Carrying	Accumulated
	Value	Amortization
Amortized intangible assets:
Patents	$51,466	$34,612

Amortization of intangible assets was $3,286 and $3,100 for the years ended December 31, 2017 and 2016, respectively.

Estimated amortization for the next five years and thereafter is as follows:

2018	3,368
2019	3,368
2020	3,368
2021	3,368
2022	3,382
$16,854

NOTE 4. INCOME TAXES

The Company is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. No provision for income taxes have been made as the Company has no taxable income. Income before income taxes for the years ended December 31, 2017 and 2016 includes the results of operations of Taiwan and British Virgin Islands. Omphalos Corp. (B.V.I.) and All Fine Technology Co., Ltd. (B.V.I.) are incorporated in British Virgin Islands and are not required to pay income tax. Omphalos Corp. and All Fine Technology Co., Ltd. are incorporated in Taiwan and are subject to Taiwan tax law. The statutory tax rate under Taiwan tax law is 17%. All Fine Technology Co., Ltd. incurred losses for the years 2017 and 2016. As a result, no tax liability was incurred. Omphalos Corp.’s losses were qualified for net operating losses carryforward for ten years for income tax purposes under Taiwan tax law. The Company believes that it is more likely than not that the net operating loss will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses as of December 31, 2017 and 2016.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of December 31, 2017, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at December 31, 2017 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 13% for the year ended December 31, 2017. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

The provision for income taxes calculated at the statutory rates in the combined statements of income is as follows for the years ended December 31:

	2017	2016
Current provision:
Computed (provision for) income taxes at statutory rates in U.S.	$-	$-
Computed (provision for) income taxes at statutory rates in BVI	-	-
Computed (provision for)income taxes at statutory rates in	-	1,232
Taiwan
Total current provision	-	1,232

Deferred provision:
U.S	-	-
BVI	-	-
Taiwan- Net operating loss carryforward	-	34,941
Valuation allowance	-	(34,941)
Total deferred provision	-	-
Provision for income taxes	$-	$1,232

The following is a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2017 and 2016:

	2017		2016
U.S. Federal tax at statutory rate	34%		34%
Provisional remeasurement of deferred taxes	(13%	)
Valuation allowance	(21%	)	(34%	)
Foreign income tax- Taiwan	17%		17%
Other (a)	(17%	)	(17%	)
Effective tax rate	0%		0%

(a)

Other represents expenses incurred by the Company that are not deductible for Taiwan income taxes and changes in valuation allowance for Taiwanese entities for the years ended December 31, 2017 and 2016, respectively.

NOTE 5. RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2019. The monthly base rent is approximately $1,850. Rent expense under this lease agreement amounted to approximately $22,104 and $20,852 for the years ended December 31, 2017 and 2016, respectively.

Loan from related party

On July 26, 2013, the Company entered a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent approximately $168,691 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015. On July 31, 2015, the loan with the same amount of NT$5,000,000, equivalent approximately $168,691, and the same fixed interest rate of 3% per annum was extended for another two years starting from August 1, 2015 with maturity date on July 31, 2017. On August 1, 2017, the loan with the same amount of NT$5,000,000, equivalent approximately $168,691, and the same fixed interest rate of 3% per annum was extended for another three years starting from August 1, 2017 with maturity date on July 31, 2020.

On December 31, 2013, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its officer and shareholder to advance NT$5,000,000, equivalent approximately $168,691 for working capital purpose. The term of the loan started from January 1, 2014 with maturity date on December 31, 2015. On December 31, 2015, the loan with the same amount of NT$5,000,000, equivalent approximately $168,691, and the same fixed interest rate of 3% per annum was extended for another two years starting from January 1, 2016 with maturity date on December 31, 2018.

On July 5, 2015, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent approximately $337,382, for working capital purpose. The term of the loan started from July 1, 2015 with maturity date on June 30, 2018.

On July 1, 2016, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent approximately $337,382, for working capital purpose. The term of the loan started from July 1, 2016 with maturity date on June 30, 2019.

As of December 31, 2017 and December 31, 2016, there were $1,012,146 and $925,928 advances outstanding, of which $506,073 and $154,321 was presented under current liabilities, respectively.

Interest expense was $29,604 and $23,273 for the years ended December 31, 2017 and 2016, respectively.

Advances from related party

The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. The advances bear no interest rate and are due upon demand by shareholders. As of December31, 2017 and December 31, 2016, there were $654,910 and $335,322 advances outstanding, respectively. The outstanding balance bears no interest and is due upon request.

NOTE 6. COMMITMENT

Operating Leases

The Company leases its office from a related party (Note 5) and warehouse facilities from outside parties under operating leases that expire on various dates through 2020. Rental expense for these leases consisted of approximately $46,972 and $48,736 for the years ended December 31, 2017 and 2016, respectively.

Future minimum lease payments under the operating leases are summarized as follows:

Fiscal Year	Amount
2018	$34,182
2019	13,684
2020	9,868
2021	-
2022	-
Total	57,734

NOTE 7. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2017 up through the date the Company issued these financial statements.

******