Form 10-Q
period 2018-03-31
OMPHALOS, CORP
filed 2018-05-02
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER 000-32341

OMPHALOS, CORP.
(Exact name of registrant as specified in its charter)

Nevada	84-1482082
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Unit 2, 15 Fl., 83, Nankan Rd. Sec. 1,
Luchu Dist., Taoyuan City 338, Taiwan
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
Yes [  ]     No [X]

The number of shares of registrant’s common stock outstanding, as of May 2, 2018 was 30,063,759.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	208	2017
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$48,241	$23,051
Accounts receivable, net	41,358	44,204
Inventory, net	140,360	118,475
Prepaid and other current assets	52,732	21,023
Total current assets	282,691	206,753

Leasehold Improvements and Equipment, net	6,455	7,019
Intangible assets, net	16,308	16,854
Deposits	2,926	3,599

Total Assets	$308,380	$234,225

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$86,845	$17,394
Accrued salaries and bonus	19,364	19,448
Accrued expenses	33,086	42,397
Due to related parties	732,415	654,910
Loan from shareholders – current portion	515,464	506,073
Total current liabilities	1,387,174	1,240,222

Long-term Liabilities
Loan from shareholders	515,464	506,073
Total liabilities	1,902,638	1,746,295

Stockholders' Deficit
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	437,319	465,722
Accumulated deficit	(2,082,107)	(2,028,322)
Total Stockholders' deficit	(1,594,258)	(1,512,070)

Total Liabilities and Stockholders' Deficit	$308,380	$234,225

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Sales, net	$154,541	$204,016

Cost of sales	84,898	112,472

Gross profit	69,643	91,544

Selling, general and administrative expenses	113,709	159,345

Loss from operations	(44,066)	(67,801)

Other income (expenses)
Interest expense	(7,684)	(7,253)
Gain (loss) on foreign currency exchange	(2,035)	10,615
Total other income (expenses)	(9,719)	3,362

Loss before provision for income taxes	(53,785)	(64,439)

Provision for income taxes	-	-

Net Loss	$(53,785)	$(64,439)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Other Comprehensive Loss:
Net Loss	$(53,785)	$(64,439)
Foreign currency translation adjustment, net of tax	(28,403)	(77,017)
Comprehensive Loss	$(82,188)	$(141,456)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities
Net loss	$(53,785)	$(64,439)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Amortization and depreciation	1,544	1,679
Foreign currency exchange (gain) loss	2,035	(10,615)
Changes in assets and liabilities:
Decrease(Increase) in accounts receivable	3,644	(33,726)
Decrease (Increase) in inventory	(19,564)	92,164
Increase in prepaid and other assets	(30,389)	(18,563)
Increase (Decrease) in accounts payable	68,700	(42,737)
Increase (Decrease) in accrued expenses	(10,477)	3,199
Increase (Decrease) in advance from customers	-	(24,500)
Increase in due to related parties	64,947	100,130
Net cash provided by operating activities	26,655	2,592

Effect of exchange rate changes on cash and cash equivalents	(1,465)	13,363

Net increase in cash and cash equivalents	25,190	15,955

Cash and cash equivalents
Beginning	23,051	37,643
Ending	$48,241	$53,598

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$7,684	$7,253
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S- X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Organization – Omphalos Corp. was incorporated as Soyodo Group Holdings, Inc. (the “Soyodo”) under the laws of Delaware in March 2003. On February 5, 2008, Soyodo acquired the outstanding shares of Omphalos Corp. Omphalos Corp. (the “Omphalos BVI) was incorporated on October 30, 2001 under the laws of the British Virgin Islands. For accounting purposes, the acquisition was treated as a recapitalization of Omphalos BVI. Omphalos BVI owns 100% of Omphalos Corp. (Taiwan), All Fine Technology Co., Ltd. (Taiwan), and All Fine Technology Co., Ltd. (B.V.I.). Omphalos Corp. (Taiwan) and was incorporated on February 13, 1991 under the laws of Republic of China. All Fine Technology Co., Ltd. (Taiwan) was incorporated on March 23, 2004 under the laws of Republic of China. All Fine Technology Co., Ltd. (B.V.I.) was incorporated on February 2, 2005 under the laws of the British Virgin Islands. Omphalos Corp. (B.V.I.) and its subsidiaries supplies a wide range of equipment and parts including reflow soldering ovens and automated optical inspection machines for printed circuit board (PCB) manufacturers in Taiwan and China.

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

Going Concern – The Company has incurred a significant net loss during the past two years and had an accumulated deficit of $2,082,107 and $2,028,322 as of March 31, 2018 and December 31, 2017, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable – Accounts receivables are carried at original invoice amount less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts on a quarterly basis based on a review of the current status of existing receivables, account aging, historical collection experience, subsequent collections, management's evaluation of the effect of existing economic conditions, and other known factors. The provision is provided for the above estimates made for all doubtful receivables. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. Recoveries of trade receivables previously written off are recorded when received.

Inventory – Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $459,054 and $450,691 at March 31, 2018 and December 31, 2017, respectively.

Property and Equipment – Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Automobile	5 years
Furniture and fixtures	3 years
Machinery and equipment	3 to 5 years
Leasehold improvements	55 years

Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statement of income for the period. The accumulated depreciation was $126,102 and $123,122 at March 31, 2018 and December 31, 2017, respectively. Depreciation expense was $691 and $874 for the three months ended March 31, 2018 and 2017, respectively.

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

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $36,113 and $34,612 at March 31, 2018 and December 31, 2017, respectively. Amortization of intangible assets was $853 and $805 for the three months ended March 31, 2018 and 2017, respectively.

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

Income Taxes – The Company accounts for income taxes using the asset and liability approach which allows the recognition and measurement of deferred tax assets to be based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will expire before the Company is able to realize their benefits, or future deductibility is uncertain.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefits recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer satisfied. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalty or interest relating to income taxes has been incurred for the three months ended March 31, 2018 and 2017. GAAP also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”). In accordance with this guidance, the Company’s financial results reflect provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

Stock Based Compensation – The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at March 31, 2018 and December 31, 2017.

Loss Per Share – The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the three months ended March 31, 2018 and 2017, the Company did not have any common equivalent shares.

Comprehensive Income – Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity and statements of operations and comprehensive income (loss).

Foreign-currency Transactions – Foreign-currency transactions are recorded in New Taiwan dollar (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollar, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under stockholders’ equity.

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

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “2017 Tax Act”).To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. The Company is continuing to gather additional information to determine the final impact.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (ASU 2018-02), Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act (the Tax Act) of 2017 from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

2.	RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2019. The monthly base rent is approximately $1,900. Rent expense under this lease agreement amounted to approximately $5,740 and $5,030 for the three months ended March 31, 2018 and 2017, respectively.

Loan from related party

On July 26, 2013, the Company entered a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent $171,821 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015. On July 31, 2015, the loan with the same amount of NT$5,000,000, equivalent $171,821, and the same fixed interest rate of 3% per annum was extended for another two years starting from August 1, 2015 with maturity date on July 31, 2017. On August 1, 2017, the loan with the same amount of NT$5,000,000, equivalent $171,821, and the same fixed interest rate of 3% per annum was extended for another three years starting from August 1, 2017 with maturity date on July 31, 2020.

On December 31, 2013, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its officer and shareholder to advance NT$5,000,000, equivalent $171,821 for working capital purpose. The term of the loan started from January 1, 2014 with maturity date on December 31, 2015. On December 31, 2015, the loan with the same amount of NT$5,000,000, equivalent $171,821, and the same fixed interest rate of 3% per annum was extended for another two years starting from January 1, 2016 with maturity date on December 31, 2018.

On July 5, 2015, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent $343,643, for working capital purpose. The term of the loan started from July 1, 2015 with maturity date on June 30, 2018.

On July 1, 2016, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent $343,643, for working capital purpose. The term of the loan started from July 1, 2016 with maturity date on June 30, 2019.

As of March 31, 2018 and December 31, 2017, there were $1,030,928 and $1,012,146 advances outstanding, of which $515,464 and $506,073 was presented under current liabilities, respectively.

Interest expense was $7,684 and $7,253 for the three months ended March 31, 2018 and 2017, respectively.

Advances from related party - The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. The advances bear no interest rate and are due upon demand by shareholders. As of March 31, 2018 and December 31, 2017, there were $732,415 and $654,910 advances outstanding, respectively.

3.	INCOME TAXES

The Company is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. Income before income taxes for the three months ended March 31, 2018 and 2017 includes the results of operations of Taiwan and British Virgin Islands. Omphalos Corp. (B.V.I.) and All Fine Technology Co., Ltd. (B.V.I.) are incorporated in British Virgin Islands and are not required to pay income tax. Omphalos Corp. and All Fine Technology Co., Ltd. are incorporated in Taiwan and are subject to Taiwan tax law. The statutory tax rate under Taiwan tax law is 17%. Both Omphalos Corp. and All Fine Technology Co., Ltd. have incurred losses for the three months ended March 31, 2018 and 2017. As a result, no additional tax liability was accrued for the three months ended March 31, 2018.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of March 31, 2018, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at March 31, 2018 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 13% for the three months ended March 31, 2018. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

The provision for income taxes calculated at the statutory rates in the combined statements of operations is as follows:

	Three months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
Current provision:
Computed (provision for) income taxes at statutory rates in U.S.	$-	$-
Computed (provision for) income taxes at statutory rates in BVI	-	-
Computed (provision for)income taxes at statutory rates in Taiwan	-	-
Total current provision	-	-

Deferred provision:
U.S	-	-
BVI	-	-
Taiwan- Net operating loss carryforward	-	-
Valuation allowance	-	-
Total deferred provision	-	-
Provision for income taxes	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the three months ended March 31, 2018 and 2017:

	Three Months ended	Three Months ended
	March 31, 2018	March 31, 2017
U.S. Federal tax at statutory rate	21%	34%
Valuation allowance	(21%)	(34%)
Foreign income tax- Taiwan	17%	17%
Other (a)	(17%)	(17%)
Effective tax rate	0%	0%

(a) Other represents expenses incurred by the Company that are not deductible for Taiwan income taxes and changes in valuation allowance for Taiwanese entities for the three months ended March 31, 2018 and 2017, respectively.

4.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2018 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. The potential risks and uncertainties that could cause our actual results to differ materially from those expressed or implied herein are set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Net sales for the three months ended March 31, 2018, were $154,541, as compared to $204,016 for the three months ended March 31, 2017. This represents a decrease of $49,475 or approximately 24.3% compared to the prior year period. The decrease in net sales is primarily the result of a weaker demand in laser marking machine sales.

Cost of sales decreased by $27,574 or approximately 24.5% to $84,898 for the three months ended March 31, 2018, as compared to $112,472 for the three months ended March 31, 2017. Gross profit for the three months ended March 31, 2018 was $69,643, compared to $91,544, for the same period in 2017. Gross profit as a percentage of net sales was approximately 45.1% for the three months ended March 31, 2018, compared to approximately 44.9% in the same period in 2017, which does not have substantial changes.

For the three months ended March 31, 2018, selling, general and administrative expenses totaled $113,709. This was a decrease of $45,636, or approximately 28.6%, as compared to $159,345 for the same period in 2017. The decrease in selling, general and administrative expenses is primarily the result of the decrease in salary, travel, entertainment, and repair and maintenance expenses.

For the three months ended March 31, 2018, loss from operations decreased to $44,066 as compared to $67,801 for the three months ended March 31, 2017. This represents a decreased loss of $23,735, or 35.0% comparing the two periods. The decrease of loss from operations for the three months ended March 31, 2018, was primarily the result of a decrease in selling, general and administrative expenses

Other income (expenses) was $(9,719) and $3,362 for the three months ended March 31, 2018 and 2017, respectively. This represents an increased loss of $13,081 or 389.1% . The main reason for this increased other expense was due to an increase in loss on foreign currency exchange.

Our net loss was $53,785 for the three months ended March 31, 2018, compared to a net loss of $64,439 for the three months ended March 31, 2017. The decreased net loss for the three months ended March 31, 2018, was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $48,241 at March 31, 2018, and $23,051 at December 31, 2017. Our total current assets were $282,691 at March 31, 2018, as compared to $206,753 at December 31, 2017. Our total current liabilities were $1,387,174 at March 31, 2018, as compared to $1,240,222 at December 31, 2017.

We had working capital deficiency of $(1,104,483) at March 31, 2018 compared with working capital deficiency of $(1,033,469) at December 31, 2017. This increase in working capital deficiency was primarily due to an increase in accounts payable and due to related parties, which was partial offset by increases in cash and cash equivalents, inventory, and prepaid expense and other current assets.

Net cash flows provided by operating activities was $26,655 during the three months ended March 31, 2018, an increase of $24,063, compared to net cash flows provided by operating activities of $2,592 during the three months ended March 31, 2017. The increase in net cash flow provided by operating activities during the three months ended March 31, 2018, was primarily due to increases in foreign currency exchange loss, accounts payable, and due to related parties.

Net change in cash and cash equivalents was an increase of $25,190 during the three months ended March 31. 2018. Net change in cash and cash equivalents was an increase of $15,955 during the three months ended March 31. 2017.

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

The risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2017, filed on March 29, 2018, have not changed except that the risk factor related to our common stock are being replaced with following risk factors:

RISKS RELATED TO OUR COMMON STOCK

There has been no or limited trading market for our common stock. There is no assurance of an established public trading market, which would adversely affect the ability of our investors to sell their securities in the public markets.

There has been no or limited trading for the Company's common stock which is currently quoted on the OTC Pink. The lack of an active public market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active public market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

You may have difficulty trading and obtaining quotations for our common stock.

The common stock may not be actively traded, and the bid and asked prices for our common stock quoted on the OTC Pink may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

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
  announcements of new acquisitions, discoveries or other business initiatives by our competitors;
  our ability to take advantage of new acquisitions, discoveries or other business initiatives;
  quarterly variations in our revenues and operating expenses;
  changes in the valuation of similarly situated companies, both in our industry and in other industries;
  changes in analysts’ estimates affecting the Company, our competitors and/or our industry;
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

We are advised that if the market price for shares of our common stock is less than $0.10 per share, Depository Trust Company and other securities clearing firms may decline to accept our shares for deposit and refuse to clear trades in our securities. This would materially and adversely affect the marketability and liquidity of our common stock and, accordingly, may materially and adversely affect the value of an investment in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
Number	Description
2.1	Share Exchange Agreement dated February 5, 2008, between the Company and the parties set forth on the signature page thereof, incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2008.

3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company's proxy statement on Schedule 14A filed with the Commission on March 5, 2003 (the "Proxy Statement").

3.2	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to the Proxy Statement).

3.3	Agreement and Plan of Merger between Quixit, Inc., a Colorado corporation, and TOP Group Corporation (now known as SOYODO Group Holdings, Inc.), a Delaware corporation (incorporated by reference to the Proxy Statement).

3.4	By-Laws of the Company (incorporated by reference to the Proxy Statement)

3.5	Amended and Restated Certificate of Incorporation of the Company Incorporated by reference to the information statement on Schedule 14c filed with the SEC on March 15, 2005).

3.6	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to the information statement on Schedule 14C filed with SEC on August 26, 2005).

3.7	Amended and Restated By-Laws of Omphalos, Corp., incorporated by reference to Exhibit 3.7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009.

10.1	Employment Agreement with Pi-Yun Chu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 20, 2008)

10.2	Employment Agreement with Shen-Ren Li (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 20, 2008)

10.3	Employment Agreement with Sheng-Peir Yang (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the Commission on February 20, 2008)

10.4	Purchase and Sale Agreement with Tamura Corporation, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.

10.5	Lease Agreement for property, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.

21	List of Subsidiaries, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.

31.1	Certification by Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

31.2	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

32.1	Certification by Principal Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

32.2	Certification by Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

101.	INS XBRL Instance Document+
101.	SCH XBRL Taxonomy Extension Schema+
101.	CAL XBRL Taxonomy Extension Calculation Linkbase+
101.	DEF XBRL Taxonomy Extension Definition Linkbase+
101.	LAB XBRL Taxonomy Extension Label Linkbase+
101.	PRE XBRL Taxonomy Extension Presentation Linkbase+

*filed herewith
+submitted herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2018	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Principal Executive Officer, President
and Chairman of the Board

Date: May 2, 2018	By:	/s/ Pi Yun Chu
Pi Yun Chu
Principal Financial Officer, Chief Accounting
Officer and Director