Form 10-Q
period 2018-06-30
OMPHALOS, CORP
filed 2018-08-14
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM _________TO __________

COMMISSION FILE NUMBER 000-32341

OMPHALOS, CORP.
(Exact name of registrant as specified in its charter)

Nevada	84-1482082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 2, 15 Fl., No. 83, Nankan Rd. Sec. 1,
Luzhu Dist., Taoyuan City, 33859, Taiwan
(Address of principal executive offices, Zip Code)

011-886-3-322-9658
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
Yes [   ]           No [X]

As of August 10, 2018, 30,063,760 shares of the Company’s common stock, $0.0001 par value, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$101,421	$23,051
Accounts receivable, net	31,042	44,204
Inventory, net	82,811	118,475
Prepaid and other current assets	40,529	21,023
Total current assets	255,803	206,753

Leasehold improvements and equipment, net	5,507	7,019
Intangible assets, net	14,775	16,854
Deposits	2,799	3,599
Total Assets	$278,884	$234,225

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$60,074	$17,394
Accrued salaries and bonus	14,345	19,448
Accrued expenses	33,542	42,397
Due to related parties	711,604	654,910
Loan from shareholders – current portion	492,935	506,073
Total current liabilities	1,312,500	1,240,222

Long-term Liabilities
Loan from shareholders	492,935	506,073
Total liabilities	1,805,435	1,746,295

Stockholders' Deficit
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	506,627	465,722
Accumulated deficit	(2,083,708)	(2,028,322)
Total Stockholders' deficit	(1,526,551)	(1,512,070)

Total Liabilities and Stockholders' Deficit	$278,884	$234,225

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THE SIX		FOR THE THREE
	MONTHS ENDED JUNE		MONTHS ENDED JUNE
	30,		30,
	2018	2017	2018	2017
Sales, net	$486,064	$484,019	$331,523	$280,003
Cost of sales	293,405	267,700	208,507	155,228
Gross profit	192,659	216,319	123,016	124,775
Selling, general and administrative expenses	238,040	291,968	124,331	132,623
Loss from operations	(45,381)	(75,649)	(1,315)	(7,848)
Other income (expenses)
Interest income	147	42	147	42
Interest expense	(15,237)	(14,694)	(7,553)	(7,441)
Gain (loss) on foreign currency exchange	5,085	(1,404)	7,120	(12,019)
Total other income (expenses)	(10,005)	(16,056)	(286)	(19,418)
Loss before provision for income taxes	(55,386)	(91,705)	(1,601)	(27,266)
Provision for income taxes	-	-	-	-
Net Loss	$(55,386)	$(91,705)	$(1,601)	$(27,266)
Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759	30,063,759	30,063,759
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Other Comprehensive (Loss) Income:
Net loss	$(55,386)	$(91,705)	$(1,601)	$(27,266)
Foreign currency translation adjustment, net of tax	40,905	(76,392)	69,308	625
Comprehensive (Loss) Income	$(14,481)	$(168,097)	$67,707	$(26,641)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities
Net loss	$(55,386)	$(91,705)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	3,062	3,401
Foreign currency exchange (gain) loss	(5,085)	1,405
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	12,380	(94,343)
Decrease (Increase) in inventory	33,578	89,586
Decrease (Increase) in prepaid and other assets	(19,931)	(20,792)
Increase (Decrease) in accounts payable	44,441	30,861
Increase (Decrease) in accrued expenses	(12,726)	(4,606)
Increase (Decrease) in advance from customers	-	26,629
Increase (Decrease) in due to related parties	75,933	253,269
Net cash provided by operating activities	76,266	193,705

Effect of exchange rate changes on cash and cash equivalents	2,104	2,614

Net increase (decrease) in cash and cash equivalents	78,370	196,319

Cash and cash equivalents
Beginning	23,051	37,643
Ending	$101,421	$233,962

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$15,237	$14,694
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
JUNE 30, 2018
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

Going Concern — The Company has incurred net losses during the past two years and had an accumulated deficit of $2,083,708 and $2,028,322 as of June 30, 2018 and December 31, 2017, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Inventory — Inventory is carried at the lower of cost and net realizable value. Net realizable value (NRV) is defined as estimated selling prices less costs of completion, disposal, and transportation. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $438,990 and $450,691 at June 30, 2018 and December 31, 2017, respectively.

Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Automobile	5 years
Furniture and fixtures	3 years
Machinery and equipment	3 to 5 years
Leasehold improvements	55 years

Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statement of income for the period. The accumulated depreciation was $121,256 and $123,122 at June 30, 2018 and December 31, 2017, respectively. Depreciation expense was $1,371 and $1,770 for the six months ended June 30, 2018 and 2017, respectively. Depreciation expense was $680 and $896 for the three months ended June 30, 2018 and 2017, respectively.

Intangible Assets — Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $35,355 and $34,612 at June 30, 2018 and December 31, 2017, respectively. Amortization of intangible assets was $1,691 and $1,631 for the six months ended June 30, 2018 and 2017, respectively. Amortization of intangible assets was $838 and $826 for the three months ended June 30, 2018 and 2017, respectively.

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

Income Taxes — The Company accounts for income taxes using the asset and liability approach which allows the recognition and measurement of deferred tax assets to be based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will expire before the Company is able to realize their benefits, or future deductibility is uncertain.

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

Stock Based Compensation — The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding for the six months ended at June 30, 2018 and 2017.

Loss Per Share — The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the six months ended June 30, 2018 and 2017, the Company did not have any common equivalent shares.

Comprehensive Income — Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity and statements of operations and comprehensive income (loss).

Foreign-currency Transactions — Foreign-currency transactions are recorded in New Taiwan dollar (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollar, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under stockholders’ equity(deficit).

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

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 118 (as further clarified by FASB ASU 2018-05, Income Taxes (Topic 740): "Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118") to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cut and Jobs Act ("Tax Act") in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Act is complete and reported in the Tax Act's enactment period, (ii) the accounting for the income tax effect of the Tax Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information. The Company is continuing to gather additional information to determine the final impact.

In February 2018, the FASB issued ASU No, 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, statement of comprehensive income, and cash flows.

2.	RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2019. The monthly base rent is approximately $1,900. Rent expense under this lease agreement amounted to approximately $11,380 and $10,970 for the six months ended June 30, 2018 and 2017, respectively, and approximately $5,640 and $5,940 for the three months ended June 30, 2018 and 2017, respectively.

Loan from related party

On July 26, 2013, the Company entered a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent $164,312 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015. On July 31, 2015, the loan with the same amount of NT$5,000,000, equivalent $164,312, and the same fixed interest rate of 3% per annum was extended for another two years starting from August 1, 2015 with maturity date on July 31, 2017. On August 1, 2017, the loan with the same amount of NT$5,000,000, equivalent $164,312, and the same fixed interest rate of 3% per annum was extended for another three years starting from August 1, 2017 with maturity date on July 31, 2020.

On December 31, 2013, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its officer and shareholder to advance NT$5,000,000, equivalent $164,312 for working capital purpose. The term of the loan started from January 1, 2014 with maturity date on December 31, 2015. On December 31, 2015, the loan with the same amount of NT$5,000,000, equivalent $164,312, and the same fixed interest rate of 3% per annum was extended for another two years starting from January 1, 2016 with maturity date on December 31, 2018.

On July 5, 2015, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent $328,623, for working capital purpose. The term of the loan started from July 1, 2015 with maturity date on June 30, 2018. On July 1, 2018, the loan with the same amount of NT$10,000,000, equivalent $328,623, and the same fixed interest rate of 3% per annum was extended for another three years starting from July 1, 2018 with maturity date on June 30, 2021.

On July 1, 2016, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent $328,623, for working capital purpose. The term of the loan started from July 1, 2016 with maturity date on June 30, 2019.

As of June 30, 2018 and December 31, 2017, there were $985,870 and $1,012,146 advances outstanding, of which $492,935 and $506,073 were presented under current liabilities, respectively. Interest expense was $15,237 and $14,694 for the six months ended June 30, 2018 and 2017, respectively. Interest expense was $7,553 and $7,441 for the three months ended June 30, 2018 and 2017, respectively.

Advances from related party - The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. The advances bear no interest rate and are due upon demand by shareholders. As of June 30, 2018 and December 31, 2017, there were $711,604 and $654,910 advances outstanding, respectively.

3.	INCOME TAXES

The Company is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. Income before income taxes for the six months ended June 30, 2018 and 2017 includes the results of operations of Taiwan and British Virgin Islands. Omphalos Corp. (B.V.I.) and All Fine Technology Co., Ltd. (B.V.I.) are incorporated in British Virgin Islands and are not required to pay income tax. Omphalos Corp. and All Fine Technology Co., Ltd. are incorporated in Taiwan and are subject to Taiwan tax law. According to the amendments to the “Income Tax Act” enacted by the office of the President of Taiwan, R.O.C. on February 7, 2018, an increase in the statutory income tax rate from 17% to 20% and decrease in the undistributed earning tax from 10% to 5% are effective from January 1, 2018. This increase in the statutory income tax rate does not affect the amounts of the current or deferred taxes recognized as of June 30, 2018 and for the six months then ended. No income tax liabilities existed as of June 30, 2018 and December 31, 2017 due to the Company's continuing operating losses.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of June 30, 2018, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at June 30, 2018 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 14% for the six months ended June 30, 2018. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

The provision for income taxes calculated at the statutory rates in the combined statements of income is as follows:

	Six months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Current provision:
Computed (provision for) income taxes at statutory rates in U.S.	$-	$-
Computed (provision for) income taxes at statutory rates in BVI	-	-
Computed (provision for) income taxes at statutory rates in Taiwan	-	-
Total current provision	-	-

Deferred provision:
U.S	-	-
BVI	-	-
Taiwan- Net operating loss carryforward	-	-
Valuation allowance	-	-
Total deferred provision	-	-
Provision for income taxes	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the six months ended June 30, 2018 and 2017:

	Six Months ended		Six Months ended
	June30, 2018		June 30, 2017
U.S. Federal tax at statutory rate	21%		34%
Valuation allowance	(21%	)	(34%	)
Foreign income tax- Taiwan	20%		17%
Other (a)	(20%	)	(17%	)
Effective tax rate	-%		-%

(a) Other represents expenses incurred by the Company that are not deductible for Taiwan income taxes and changes in valuation allowance for Taiwanese entities for the six months ended June 30, 2018 and 2017, respectively.

4.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2018 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of operations for the three months ended June 30, 2018 and 2017

Net sales were $331,523 for the three months ended June 30, 2018 as compared to $280,003 for the three months ended June 30, 2017. This represented an increase of $51,520 or approximately 18.4% compared to the prior year period. The increase in net sales was primarily the result of an increase in demand for the new model of laser marking machine.

Cost of sales increased by $53,279 or 34.3% to $208,507 for the three months ended June 30, 2018, as compared to $155,228 for the three months ended June 30, 2017. Gross profit for the three months ended June 30, 2018 was $123,016, compared to $124,775 for the same period in 2017. Gross profit as a percentage of net sales was approximately 37% in the second quarter of 2018, compared to approximately 45% in the same period in 2017. The change in gross profit margin was primarily due to the higher margin on the products sold in the three months ended June 30, 2017.

For the three months ended June 30, 2018, selling, general and administrative expenses totaled $124,331. This was a decrease of $8,292 or approximately 6.3% as compared to $132,623 for the same period in 2017. The decrease of selling, general and administrative expenses was primarily due to the decrease in salary and traveling expenses, which was partially offset by the increase in sales commissions.

For the three months ended June 30, 2018, loss from operations decreased to $1,315 as compared to $7,848 for the three months ended June 30, 2017. This represented a decreased loss of $6,533 or approximately 83.2% comparing the two periods. The decrease in loss from operations for the three months ended June 30, 2018 was primarily the result of an increase in sales revenue and the decrease in selling, general and administrative expenses.

Other expenses were $286 and $19,418 for the three months ended June 30, 2018 and 2017, respectively. This represented decreased expense of $19,132 or approximately 98.5% . The main reason for this decreased other expense was due to an increase in gain on foreign currency exchange, as compared to the quarter ended June 30, 2017.

Our net loss was $1,601 for the three months ended June 30, 2018 compared to a net loss of $27,266 for the three months ended June 30, 2017. The decreased net loss for the three months ended June 30, 2018 was due to the reasons described above.

Results of operations for the six months ended June 30, 2018 and 2017

Net sales for the six months ended June 30, 2018 were $486,064, as compared to $484,019 for the six months ended June 30, 2017. This represented an increase of $2,045 or approximately 0.4% compared to the prior year period, which did not have substantial changes.

Cost of sales increased by $25,705 or approximately 9.6% to $293,405 for the six months ended June 30, 2018, as compared to $267,700 for the six months ended June 30, 2017. Gross profit for the six months ended June 30, 2018 was $192,659, compared to $216,319 for the same period in 2017. Gross profit as a percentage of net sales was approximately 40% in the first half of 2018, compared to approximately 45% in the same period in 2017. The change in gross profit margin was primarily due to the higher margin on the products sold in the six months ended June 30, 2017.

For the six months ended June 30, 2018, selling, general and administrative expenses totaled $238,040. This was a decrease of $53,928 or approximately 18.5% as compared to $291,968 for the same period in 2017. The decrease in selling, general and administrative expenses is primarily the result of the decrease in salary, professional fees, and travel expenses, which was partially offset by the increase in sales commissions.

For the six months ended June 30, 2018, loss from operations decreased to $45,381 as compared to $75,649 for the six months ended June 30, 2017. This represented a decreased loss of $30,268 or approximately 40.0% comparing the two periods. The decrease in loss from operations for the six months ended June 30, 2018 was primarily the result of a decrease in selling, general and administrative expenses.

Other expenses were $10,005 and $16,056 for the six months ended June 30, 2018 and 2017, respectively. This represented decreased expense of $6,051 or approximately 37.7% . The main reason for the decreased other expenses was an increase in interest income and gain on foreign currency exchange, as compared to the period ended June 30, 2017.

Our net loss was $55,386 for the six months ended June 30, 2018 compared to a net loss of $91,705 for the six months ended June 30, 2017. The decreased net loss for the six months ended June 30, 2018 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $101,421 at June 30, 2018 and $23,051 at December 31, 2017. Our total current assets were $255,803 at June 30, 2018, as compared to $206,753 at December 31, 2017. Our total current liabilities were $1,312,500 at June 30, 2018 as compared to $1,240,222 at December 31, 2017.

We had working capital deficit of $1,056,697 at June 30, 2018 compared with working capital deficit of $1,033,469 at December 31, 2017. This increase in working capital deficit was primarily due to a decrease in accounts receivable and inventory and increase in accounts payable and due to related parties, partial offset by increases in cash, prepaid expenses and other current assets, and decreases in accrued expenses and accrued salaries and bonus.

Net cash flow provided by operating activities was $76,266 during the six months ended June 30, 2018, a decrease of $117,439, compared to $193,705 during the six months ended June 30, 2017. The decrease in the cash provided by operating activities was primarily due to the decreased inventory, advance from customers, and due to related parties, which was partially offset by the decreased net loss, the increased accounts receivable, prepaid expenses, and accounts payable.

Net change in cash and cash equivalents was an increase of $78,370 during the six months ended June 30, 2018, and an increase of $196,319 for the six months ended June 30, 2017.

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

N/A

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

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 64% of the outstanding shares of our common stock . So long as our directors, executive officers and principal stockholders and their affiliates control a majority of our fully diluted equity, they will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval.

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

OMPHALOS, CORP.

Date: August 13, 2018	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President and Chairman of the Board

Date: August 13, 2018	By:	/s/ Pi-Yun Chu
Pi-Yun Chu
Chief Financial Officer, Chief Accounting Officer and Director