Form 10-Q
period 2018-09-30
OMPHALOS, CORP
filed 2018-11-02
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM _________ TO __________

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

______________________________________________________________
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
Yes [   ]        No [X]

As of October 31, 2018, 30,063,760 shares of the Company’s common stock, $0.0001 par value, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$18,070	$23,051
Accounts receivable, net	43,734	44,204
Inventory, net	88,885	118,475
Prepaid and other current assets	39,350	21,023
Total current assets	190,039	206,753

Leasehold improvements and equipment, net	4,836	7,019
Intangible assets, net	13,940	16,854
Deposits	2,796	3,599
Total Assets	$211,611	$234,225

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$23,412	$17,394
Accrued salaries and bonus	7,099	19,448
Accrued expenses	34,435	42,397
Due to related parties	764,982	654,910
Loan from shareholders – current portion	492,450	506,073
Total current liabilities	1,322,378	1,240,222

Long-term Liabilities
Loan from shareholders	492,450	506,073
Total liabilities	1,814,828	1,746,295

Stockholders' Deficit
Common stock, $0.0001 par value, 120,000,000 shares authorized, 30,063,759 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3,007	3,007
Additional paid-in capital	47,523	47,523
Other comprehensive income	508,876	465,722
Accumulated deficit	(2,162,623)	(2,028,322)
Total Stockholders' deficit	(1,603,217)	(1,512,070)

Total Liabilities and Stockholders' Deficit	$211,611	$234,225

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THE NINE		FOR THE THREE
	MONTHS ENDED SEPTEMBER		MONTHS ENDED SEPTEMBER
	30,		30,
	2018	2017	2018	2017

Sales, net	$504,319	$550,886	$18,255	$66,867

Cost of sales	295,988	309,819	2,583	42,119

Gross profit	208,331	241,067	15,672	24,748

Selling, general and administrative expenses	325,783	407,584	87,743	115,616

Loss from operations	(117,452)	(166,517)	(72,071)	(90,868)

Other income (expenses)
Interest income	146	42	(1)	-
Interest expense	(22,569)	(22,131)	(7,332)	(7,437)
Gain (loss) on foreign currency exchange	5,574	1,490	489	2,894
Total other income (expenses)	(16,849)	(20,599)	(6,844)	(4,543)

Loss before provision for income taxes	(134,301)	(187,116)	(78,915)	(95,411)

Provision for income taxes	-	-	-	-

Net Loss	$(134,301)	$(187,116)	$(78,915)	$(95,411)

Weighted average number of common shares:
Basic and diluted	30,063,759	30,063,759	30,063,759	30,063,759

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Other Comprehensive (Loss) Income:
Net loss	$(134,301)	$(187,116)	$(78,915)	$(95,411)
Foreign currency translation adjustment, net of tax	43,154	(78,698)	2,249	(2,306)
Comprehensive (Loss) Income	$(91,147)	$(265,814)	$(76,666)	$(97,717)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities
Net loss	$(134,301)	$(187,116)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	4,535	5,123
Foreign currency exchange gain	-	(1,491)
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(732)	(31,902)
Decrease (Increase) in inventory	26,888	38,132
Decrease (Increase) in prepaid and other assets	(18,522)	3,356
Increase (Decrease) in accounts payable	6,606	454
Increase (Decrease) in accrued expenses	(18,989)	(8,574)
Increase (Decrease) in advance from customers	-	(24,921)
Increase (Decrease) in due to related parties	130,061	270,001
Net cash provided by (used in) operating activities	(4,454)	63,062

Effect of exchange rate changes on cash and cash equivalents	(527)	4,385

Net increase (decrease) in cash and cash equivalents	(4,981)	67,447

Cash and cash equivalents
Beginning	23,051	37,643
Ending	$18,070	$105,090

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$22,569	$22,131
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

Going Concern — The Company has incurred net losses during the past two years and had an accumulated deficit of $2,162,623 and $2,028,322 as of September 30, 2018 and December 31, 2017, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Inventory — Inventory is carried at the lower of cost and net realizable value. Net realizable value (NRV) is defined as estimated selling prices less costs of completion, disposal, and transportation. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $438,558 and $450,691 at September 30, 2018 and December 31, 2017, respectively.

Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Automobile	5 years
Furniture and fixtures	3 years
Machinery and equipment	3 to 5 years
Leasehold improvements	55 years

Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statement of income for the period. The accumulated depreciation was $121,801 and $123,122 at September 30, 2018 and December 31, 2017, respectively. Depreciation expense was $2,030 and $2,666 for the nine months ended September 30, 2018 and 2017, respectively. Depreciation expense was $659 and $896 for the three months ended September 30, 2018 and 2017, respectively.

Intangible Assets — Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $36,140 and $34,612 at September 30, 2018 and December 31, 2017, respectively. Amortization of intangible assets was $2,505 and $2,457 for the nine months ended September 30, 2018 and 2017, respectively. Amortization of intangible assets was $814 and $826 for the three months ended September 30, 2018 and 2017, respectively.

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

Stock Based Compensation — The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding for the nine months ended at September 30, 2018 and 2017.

Loss Per Share — The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the nine months ended September 30, 2018 and 2017, the Company did not have any common equivalent shares.

Impairment of Long-Lived Assets — The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist.

Foreign-currency Transactions — Foreign-currency transactions are recorded in New Taiwan dollar (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollar, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under stockholders’ equity (deficit).

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. ASU 2016-10 clarifies the following two aspects of ASU 2014-09: identifying performance obligations and licensing implementation guidance. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. ASU 2016-12 provides clarification to Topic 606 on how to assess collectability, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. ASU 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. Additionally, ASU 2016-20 clarifies certain narrow aspects within Topic 606 including its scope, contract cost accounting, and disclosures. The new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the overall impact that ASU 2014-09 and its related amendments will have on the Company’s financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

2.	RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2019. The monthly base rent is approximately $1,900. Rent expense under this lease agreement amounted to approximately $16,851 and $16,525 for the nine months ended September 30, 2018 and 2017, respectively, and approximately $5,471 and $5,555 for the three months ended September 30, 2018 and 2017, respectively.

Loan from related party

On July 26, 2013, the Company entered a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent $164,150 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015. On July 31, 2015, the loan with the same amount of NT$5,000,000, equivalent $164,150, and the same fixed interest rate of 3% per annum was extended for another two years starting from August 1, 2015 with maturity date on July 31, 2017. On August 1, 2017, the loan with the same amount of NT$5,000,000, equivalent $164,150, and the same fixed interest rate of 3% per annum was extended for another three years starting from August 1, 2017 with maturity date on July 31, 2020.

On December 31, 2013, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its officer and shareholder to advance NT$5,000,000, equivalent $164,150 for working capital purpose. The term of the loan started from January 1, 2014 with maturity date on December 31, 2015. On December 31, 2015, the loan with the same amount of NT$5,000,000, equivalent $164,150, and the same fixed interest rate of 3% per annum was extended for another two years starting from January 1, 2016 with maturity date on December 31, 2018.

On July 5, 2015, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent $328,300, for working capital purpose. The term of the loan started from July 1, 2015 with maturity date on June 30, 2018. On July 1, 2018, the loan with the same amount of NT$10,000,000, equivalent $328,300, and the same fixed interest rate of 3% per annum was extended for another three years starting from July 1, 2018 with maturity date on June 30, 2021.

On July 1, 2016, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent $328,300, for working capital purpose. The term of the loan started from July 1, 2016 with maturity date on June 30, 2019.

As of September 30, 2018 and December 31, 2017, there were $984,900 and $1,012,146 advances outstanding, of which $492,450 and $506,073 were presented under current liabilities, respectively. Interest expense was $22,568 and $22,131 for the nine months ended September 30, 2018 and 2017, respectively. Interest expense was $7,331 and $7,437 for the three months ended September 30, 2018 and 2017, respectively.

Advances from related party - The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. The advances bear no interest rate and are due upon demand by shareholders. As of September 30, 2018 and December 31, 2017, there were $764,982 and $654,910 advances outstanding, respectively.

3.	INCOME TAXES

The Company is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. Income before income taxes for the nine months ended September 30, 2018 and 2017 includes the results of operations of Taiwan and British Virgin Islands. Omphalos Corp. (B.V.I.) and All Fine Technology Co., Ltd. (B.V.I.) are incorporated in British Virgin Islands and are not required to pay income tax. Omphalos Corp. and All Fine Technology Co., Ltd. are incorporated in Taiwan and are subject to Taiwan tax law. According to the amendments to the “Income Tax Act” enacted by the office of the President of Taiwan, R.O.C. on February 7, 2018, an increase in the statutory income tax rate from 17% to 20% and decrease in the undistributed earning tax from 10% to 5% are effective from January 1, 2018. This increase in the statutory income tax rate does not affect the amounts of the current or deferred taxes recognized as of September 30, 2018 and for the nine months then ended. No income tax liabilities existed as of September 30, 2018 and December 31, 2017 due to the Company's continuing operating losses.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of September 30, 2018, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at September 30, 2018 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 14% for the nine months ended September 30, 2018. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

The provision for income taxes calculated at the statutory rates in the combined statements of income is as follows:

	Nine months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Current provision:
Computed (provision for) income taxes at statutory rates in U.S.	$-	$-
Computed (provision for) income taxes at statutory rates in BVI	-	-
Computed (provision for) income taxes at statutory rates in Taiwan	-	-
Total current provision	-	-

Deferred provision:
U.S	-	-
BVI	-	-
Taiwan- Net operating loss carryforward	-	-
Valuation allowance	-	-
Total deferred provision	-	-
Provision for income taxes	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the nine months ended September 30, 2018 and 2017:

	Nine Months ended		Nine Months ended
	September 30, 2018		September 30, 2017
U.S. Federal tax at statutory rate	21%		34%
Valuation allowance	(21%	)	(34%	)
Foreign income tax- Taiwan	20%		17%
Other (a)	(20%	)	(17%	)
Effective tax rate	-%		-%

(a) Other represents expenses incurred by the Company that are not deductible for Taiwan income taxes and changes in valuation allowance for Taiwanese entities for the nine months ended September 30, 2018 and 2017, respectively.

4.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2018 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of operations for the three months ended September 30, 2018 and 2017

Net sales were $18,255 for the three months ended September 30, 2018 as compared to $66,867 for the three months ended September 30, 2017. This represented a decrease of $48,612 or approximately 72.7% compared to the prior year period. The decrease in net sales was primarily the result of a decrease in demand for the new model of laser marking machine.

Cost of sales decreased by $39,536 or 93.9% to $2,583 for the three months ended September 30, 2018, as compared to $42,119 for the three months ended September 30, 2017. Gross profit for the three months ended September 30, 2018 was $15,672, compared to $24,748 for the same period in 2017. Gross profit as a percentage of net sales was approximately 86% in the third quarter of 2018, compared to approximately 37% in the same period in 2017. The change in gross profit margin was primarily due to the higher margin on the products sold in the three months ended September 30, 2018.

For the three months ended September 30, 2018, selling, general and administrative expenses totaled $87,743. This was a decrease of $27,873 or approximately 24% as compared to $115,616 for the same period in 2017. The decrease in selling, general and administrative expenses was primarily due to the decrease in salary expenses and commissions, which was partially offset by the increase in professional service fees.

For the three months ended September 30, 2018, loss from operations decreased to $72,071 as compared to $90,868 for the three months ended September 30, 2017. This represented a decreased loss of $18,797 or approximately 20.7% comparing the two periods. The decrease in loss from operations for the three months ended September 30, 2018 was primarily the result of the decrease in selling, general and administrative expenses.

Other expenses were $6,844 and $4,543 for the three months ended September 30, 2018 and 2017. This represented increased expense of $2,301 or approximately 50.6% . The main reason for this increased other expense was due to a decrease in gain on foreign currency exchange, as compared to the quarter ended September 30, 2017.

Our net loss was $78,915 for the three months ended September 30, 2018 compared to a net loss of $95,411 for the three months ended September 30, 2017. The decreased net loss for the three months ended September 30, 2018 was due to the reasons described above.

Results of operations for the nine months ended September 30, 2018 and 2017

Net sales for the nine months ended September 30, 2018 were $504,319, as compared to $550,886 for the nine months ended September 30, 2017. This represented a decrease of $46,567 or approximately 8.5% compared to the prior year period. The decrease in net sales was primarily the result of a decrease in demand for the new model of laser marking machine.

Cost of sales decreased by $13,831 or approximately 4.5% to $295,988 for the nine months ended September 30, 2018, as compared to $309,819 for the nine months ended September 30, 2017. Gross profit for the nine months ended September 30, 2018 was $208,331, compared to $241,067 for the same period in 2017. Gross profit as a percentage of net sales was approximately 41% in the nine months ended September 30, 2018, compared to approximately 44% in the same period in 2017. The change in gross profit margin was not substantial comparing two periods.

For the nine months ended September 30, 2018, selling, general and administrative expenses totaled $325,783. This was a decrease of $81,801 or approximately 20.1% as compared to $407,584 for the same period in 2017. The decrease in selling, general and administrative expenses is primarily the result of the decrease in salary, entertainment, travel and repair and maintenance expenses, which was partially offset by the increase in sales commissions and professional fees.

For the nine months ended September 30, 2018, loss from operations decreased to $117,452 as compared to $166,517 for the nine months ended September 30, 2017. This represented a decreased loss of $49,065 or approximately 29.5% comparing the two periods. The decrease in loss from operations for the nine months ended September 30, 2018 was primarily the result of a decrease in selling, general and administrative expenses.

Other expenses were $16,849 and $20,599 for the nine months ended September 30, 2018 and 2017, respectively. This represented decreased expense of $3,750 or approximately 18.2% . The main reason for the decreased other expenses was an increase in interest income and gain on foreign currency exchange, as compared to the period ended September 30, 2017.

Our net loss was $134,301 for the nine months ended September 30, 2018 compared to a net loss of $187,116 for the nine months ended September 30, 2017. The decreased net loss for the nine months ended September 30, 2018 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $18,070 at September 30, 2018 and $23,051 at December 31, 2017. Our total current assets were $190,039 at September 30, 2018, as compared to $206,753 at December 31, 2017. Our total current liabilities were $1,322,378 at September 30, 2018 as compared to $1,240,222 at December 31, 2017.

We had working capital deficit of $1,132,339 at September 30, 2018 compared with working capital deficit of $1,033,469 at December 31, 2017. This increase in working capital deficit was primarily due to decreases in cash, accounts receivable, and inventory and increases in accounts payable and due to related parties, partially offset by increases in prepaid expenses and other current assets, and decreases in accrued expenses, accrued salaries and bonus.

Net cash flow used in operating activities was $4,454 during the nine months ended September 30, 2018, a decrease of $67,516, compared to net cash flow provided by operating activities $63,062 during the nine months ended September 30, 2017. The decrease in the cash provided by operating activities was primarily due to the decreased inventory, prepaid expenses, accrued expenses and due to related parties, which was partially offset by the decreased net loss and the increased accounts receivable, accounts payable, and advanced from customers.

Net change in cash and cash equivalents was a decrease of $4,981 during the nine months ended September 30, 2018, and an increase of $67,447 for the nine months ended September 30, 2017.

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

OMPHALOS, CORP.

Date: November 2, 2018	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer, President and Chairman of the Board

Date: November 2, 2018	By:	/s/ Pi-Yun Chu
Pi-Yun Chu
Chief Financial Officer, Chief Accounting Officer and Director