Form 10-K
period 2018-12-31
OMPHALOS, CORP
filed 2019-03-28
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2018.

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
[_] Yes [X] No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Approximately $491,908.

The number of shares of registrant’s common stock outstanding, as of March 27, 2019 was 115,063,760.

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

Omphalos, Corp. and these four corporations are referred to herein collectively as the "Company" or “Omphalos.”

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

Gryphon Laser Marking System. This system is placed at the beginning of the SMT production line where it Laser Etches a Uniquely Identifiable 2-Dimensional Barcode onto the surface of a printed circuit board. 2D barcodes allow for more data to be physically written to the circuit board, usually the threshold is when more than 20 characters need to be written, 2D barcoding is required. The 2D barcode helps to simplify Management Information System (MIS) by making more information available offline, such as an identification number, time of fabrication, plant of fabrication, etc. making it easier to track defects and finished products to their final destination. This barcode works best when combined with the Argus Management Information System throughout the fabrication process as its life will be tracked and analyzed. To date, the Company has not derived any significant revenues from this system.

During the year ended December 31, 2018, the Company obtained approximately 29% of the equipment and parts that it sells to its customers from one local suppliers, Jonk Woei Enterprise Co., Ltd. The vendor is a Taiwanese company.

Marketing

Most of the Omphalos’ business is generated through personal relationships with its major customers. In addition, it may participate in trade shows and occasionally run advertisements in trade journals and newspapers.

Markets and Customers

Omphalos’ customers include a number of major electronic manufacturing companies. For the year ended December 31, 2018, one customer accounted for more than 10% of the Company’s total revenues, represented approximately 84% of its total net revenues.

Regulations

Omphalos is not subject to any significant government regulation that is particular to its business.

Competition

Omphalos’s industry is highly competitive. Omphalos believes that its principal direct competitors are the manufacturers of the equipment themselves. These include Japanese companies such as Sayaka, Tamura Furukawa and Ishikawa.

There are also a number of companies in Asia that resell refurbished equipment. Our main competitors include Xucan Electronic Technology Co., Ltd. and Shenzhen Haimuxing Laser Technology Co., Ltd.

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

Intellectual Property

Omphalos has been granted the following patents:

Name	Patent No	Country	Patent Term
Vehicle Camera Apparatus	M345732	Taiwan	expires 3.31.2019
Automatically Marking and Reading/Distinguishing	I287752	Taiwan	expires 1.30.2050
Servo Motor Control Method and Apparatus Using the Same	I325031	Taiwan	expires 4.19.2027
Laser Machining Module And Laser Machining Table	M411305	Taiwan	expires 2.3.2021
Automatic Board-Flipping Mechanism	M411758	Taiwan	expires 6.7.2026
Automatically Marking and Reading/Distinguishing	11/248,212	U.S.A	expires 6.7. 2026
Laser Machining Module And	ZL20112	China	expires 3.18. 2021
Laser Machining Table	0073538.7
Automatic Board-Flipping	ZL20112	China	expires 3.18. 2021
Mechanism	0073727.4
Laser Machining Module And Laser Machining Table	3175212	Japan	expires 4.4. 2022
Automatic Board-Flipping Mechanism	3175211	Japan	expires 4.4. 2022
Laser Machining Module And Laser Machining Table	201120392907.9	China	expires 3.05.2021

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

Employees

As of March 29, 2019, Omphalos had six full-time employees. None of its employees is represented by a labor union, and Omphalos considers its employee relations to be excellent. Omphalos seeks to use contract workers and anticipates maintaining a small full-time employee base.

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

Our audited financial statements for the years ended December 31, 2018 and 2017 were prepared based on the assumption that we will continue our operations as a going concern. We had net losses of $191,818 and $262,183 during the years ended December 31, 2018 and 2017, respectively. As a result, there may be substantial doubt about our ability to continue as a going concern. Our future is dependent upon our ability to implement our business plans and upon our future profitable operations.

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

Our semiconductor and other customer base historically has been, and is becoming even more, highly concentrated. For the year ended December 31, 2018, one major customer accounted for approximately 84.21% of Omphalos’ total revenues. Orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our net sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, we may not be able to replace the business. As our products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us. In addition, certain customers have undergone significant ownership changes, have outsourced manufacturing activities, and/or have entered into strategic alliances or industry consortia that have increased the influence of key semiconductor manufacturers in technology decisions made by their partners, which may result in additional complexities in managing customer relationships and transactions. These factors could have a material, adverse effect on our business, financial condition and results of operations.

Omphalos is highly dependent on one supplier.

For the year ended December 31, 2018, Omphalos obtained 29.4% of the equipment and parts that it sells to its customers from one vendor. If the vendor was to cease supplying us with products for any reason, this would force us to find alternative sources for our products. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect our operating results.

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

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 90% of the outstanding shares of our common stock. So long as our directors, executive officers and principal stockholders and their affiliates control a majority of our fully diluted equity, they will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval.

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

Generally, Omphalos maintains short-term leases for its office and warehouse, with options to renew, where possible. The terms of the lease for office and warehouse have been extended to January 31, 2019 and October 1, 2020, respectively. The Company paid a monthly rent of approximately $2,810 for the periods ended December 31, 2018 and 2017. Accordingly, rent expense under the office and warehouse lease agreements amounted to approximately $34,300 and $33,945 for the periods ended December 31, 2018 and 2017, respectively.

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

Year Ended December 31,			First		Second		Third		Fourth

2018	High	$	*		$0.045	$	*	$	*
	Low	$	*		$0.045	$	*	$	*

2017	High		$0.10	$	*		$0.10		$0.045
	Low		$0.10	$	*		$0.10		$0.045

2016	High		$0.071	$	*	$	*	$	*
	Low		$0.04	$	*	$	*	$	*

*no public trading volume

There were approximately 72 common stock holders of record of our common stock as of March 13, 2019.

Although we paid dividends on our common stock in 2008 totaling $175,260, or approximately $0.00583 per share, we paid no dividends on our common stock in 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016, 2017 or 2018. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

Recent Transactions Involving Unregistered Securities

None

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Some of the statements contained in this Form 10-K that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events maydiffer from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

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

Overview

The Company, through Omphalos Corp. – Taiwan, is in the business of supplying a wide range of equipment and parts including reflow soldering ovens and Automated Optical Inspection (AOI) machines to printed circuit board (PCB) manufacturers in Taiwan and China. The clients are mainly Taiwanese and Chinese electronics manufacturing companies, including Delta Electronics (Jiangsu) Ltd., Wistron Corporation, Shenzhen MagicRay Technology Co., Ltd., and Chicony Electronics CO., Ltd.

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

Going Concern – The Company has incurred net losses during the past two years and had an accumulated deficit of $2,220,140 and $2,028,322 as of December 31, 2018 and 2017, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2019; (3) The Company plans to continue actively seeing additional funding opportunities to improve and expand upon its product lines.

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

Inventory – Inventory is carried at the lower of cost and net realizable value. Net realizable value (NRV) is defined as estimated selling prices less costs of completion, disposal, and transportation. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $436,409 and $450,691 at December 31, 2018 and 2017, respectively.

Property and Equipment – Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Automobile	5 years
Furniture and fixtures	3 years
Machinery and equipment	3 to 5
years
Leasehold improvements	55 years

Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statement of income for the period. The accumulated depreciation was $121,865 and $123,122 at December 31, 2018 and 2017, respectively. Depreciation expense was $2,687 and $4,876 for the years ended December 31, 2018 and 2017, respectively.

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $36,778 and $34,612 at December 31, 2018 and 2017, respectively. Amortization expense was $3,316 and $3,286 for the years ended December 31, 2018 and 2017, respectively.

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

Revenue Recognition – During the fiscal year 2018, the Company has adopted Accounting Standards Codification (“ASC”), Topic 606 (ASC 606), Revenue from Contracts with Customers, using the modified retrospective method to all contracts that were not completed as of January 1, 2018. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of accumulated deficit at the beginning of 2018. The results for the Company’s reporting periods beginning on and after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Based on the Company’s review of existing sales contracts as of January 1, 2018, the Company concluded that the adoption of the new guidance did not have a significant change on the Company’s revenue during all periods presented.

Pursuant to ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines is within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration the Company is entitled to in exchange for the goods or services the Company transfers to the customers. At inception of the contract, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Merchandise Sales: The Company recognizes net revenues from machinery product sales when customers obtain control of the Company’s products, which typically occurs upon delivery to customer. Product revenues are recorded at the net sales price, or “transaction price,” which includes applicable reserves for variable consideration, including discounts, allowances, and returns.

Trade discount and allowances: The Company generally provides invoice discounts on product sales to its customers for prompt payment. The Company estimates that, based on its experience, its customers will earn these discounts and fees, and deducts the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized.

Product returns: The Company estimates the amount of each product that will be returned and deducts these estimated amounts from its gross revenues at the time the revenues are recognized. For special ordered and customized machinery, no sales returns were allowed.

To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal.

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products
For the year ended December 31, 2018:
Laser Machine	$439,972
Machine Parts	87,661
Total	$527,633

Revenue by Geography
For the year ended December 31, 2018:
Asia Pacific	$527,633
Total	$527,633

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

Stock Based Compensation – The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at December 31, 2018 and 2017.

Loss Per Share – The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the years ended December 31, 2018 and 2017, the Company did not have any common equivalent shares.

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

Recently Issued Accounting Pronouncements –

Lease: In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (ASC 842), which was amended by ASU 2018-11, Leases (ASC 842): Targeted Improvements. The new guidance requires lessee recognition on the balance sheet of a right-of-use (ROU) asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. The standard is effective for public companies for fiscal years beginning after December 15, 2018 and early adoption is permitted. The standard requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. The Company anticipates adopting this standard with an effective date of January 1, 2019 using the prospective adoption approach. The Company has evaluated the changes from this standard to its future financial reporting and disclosures, and has designed and implemented related processes and controls to address these changes. The Company believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for its office operating lease; and (2) providing significant new disclosures about its leasing activities related to the amount, timing and uncertainty of cash flows arising from leases. The Company is continuing its assessment, which may identify additional impacts this guidance will have on its financial statements and disclosures.

Income Tax: In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 118 (as further clarified by FASB ASU 2018-05, Income Taxes (Topic 740): "Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118") to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cut and Jobs Act ("Tax Act") in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Act is complete and reported in the Tax Act's enactment period, (ii) the accounting for the income tax effect of the Tax Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information. The Company is continuing to gather additional information to determine the final impact.

Fair Value Measurement: In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“Topic 820”): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements.

Results of Operations

The following table presents the consolidated results of the Company for the years ended December 31, 2018 and 2017.

	Years ended December 31,		Change in
	2018	2017	$	%
Net sales	$527,633	$588,040	$(60,407)	(10.3)%
Cost of sales	308,996	267,729	41,267	15.4%
Gross profit	218,637	320,311	(101,674)	(31.7)%
Selling, general and administrative expenses	386,626	541,090	(154,464)	(28.5)%
Loss from operations	(167,989)	(220,779)	52,790	(23.9)%
Other expenses	(23,829)	(41,404)	17,575	(42.4)%
Loss before provision for income tax	(191,818)	(262,183)	70,365	(26.8)%
Provision for income taxes	-	-	-	-
Net Loss	$(191,818)	$(262,183)	$70,365	(26.8)%

Net Sales: Net sales were $527,633 for the year ended December 31, 2018, compared to $588,040 for the year ended December 31, 2017, representing a decrease of $60,407, or (10.3)%. Net sales from our laser machine sold were $439,972 and $560,329 for the years ended December 31, 2018 and 2017, respectively. Net sales from our service rendered to customers and parts sold were $87,661 and $27,711 for the years ended December 31, 2018 and 2017, respectively. The decrease in sales was primarily a result of a decrease in the selling unit price of laser machine. During the years ended December 31, 2018 and 2017, we sold eight pieces of reflow soldering ovens and automated optical inspection machines and laser marking system to printed circuit board (PCB) manufacturers. Due to the highly competitive market, our average selling price decreased to approximately $55,000 per unit in 2018 compared to approximately $70,000 per unit in 2017.

Cost of Sales: Cost of sales was $308,996 or 58.6% of net sales for the year ended December 31, 2018, as compared to $267,729 or 45.5% of net sales for the year ended December 31, 2017. The increase in cost of sales during the year ended December 31, 2018 was mainly attributable to higher purchasing costs as compared to 2017.

Gross Margin: Gross profit was $218,637 for the year ended December 31, 2018, compared to $320,311 for the year ended December 31, 2017, representing a decrease of $101,674, or (31.7)%. Gross profit as a percent of net sales was 41.4% in 2018, compared to 54.5% in 2017. The decrease in gross profit percentage was because we sold automated optical inspection machines with lower margins during the year ended December 31, 2018.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $386,626 or 73.3% of net sales, for the year ended December 31, 2018, as compared to $541,090 or 92% of net sales for the year ended December 31, 2017 representing a decrease of $154,464 or (28.5)% .. The decrease in selling, general and administrative expenses was primarily due to the decreases in payroll expenses, traveling expenses, and professional service expenses, partially offset by the increase in repair and maintenance expenses.

Loss from Operations: Loss from operations has decreased by $52,790, or (23.9)% to $167,989 for the year ended December 31, 2018 from $220,779 for the year ended December 31, 2017. The decrease in loss from operations for the year ended December 31, 2018, compared with loss from operations for the year ended December 31, 2017, was as a result of the decrease in selling, general and administrative expenses.

Other Income (Expenses): Other income (expenses) was $(23,829) for the year ended December 31, 2018, as compared to $(41,404) for the year ended December 31, 2017. This change was primarily attributable to the decrease in foreign currency exchange loss during the year ended December 31, 2018.

Net Loss: Net loss was $191,818 for the year ended December 31, 2018, as compared to $262,183 for the year ended December 31, 2017. The decrease in net loss was due to the reasons described above.

Liquidity and Capital Resources

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses during the past two years and had an accumulated deficit of $2,220,140 and $2,028,322 as of December 31, 2018 and 2017, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Management’s Plan to Continue as a Going Concern

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2019; (3) The Company plans to continue actively seeing additional funding opportunities to improve and expand upon its product lines.

Our principal sources of liquidity are cash and cash equivalents, and cash flow from operations. As of December 31, 2018, we had working capital deficit of $1,097,896 as compared to working capital deficit of $1,033,469 as of December 31, 2017. Our cash and cash equivalent have increased from $23,051 at December 31, 2017 to $55,499 at December 31, 2018.

	For the
	Years Ended
	December 31,
	2018	2017
Net cash provided by operating activities	$33,693	$1,504
Net cash used in investing activities	-	(7,142)
Net cash provided by (used in) financing activities	-	-
Effect of exchange rate change on cash and cash equivalents	(1,245)	(8,954)
Net increase (decrease) in cash and cash equivalents	$32,448	$(14,592)

Net cash flow provided by operating activities was $33,693 during the year ended December 31, 2018, as compared to net cash flow provided by operating activities of $1,504 during the year ended December 31, 2017. The increase of $32,189 of cash provided in operating activities was primarily due to the decrease in accounts receivable and inventory and the increase in due to related parties for working capital purpose, partially offset by the increase in prepaid expense and the decrease in accrued expense during the year ended December 31, 2018.

Net cash used in investing activities was $0 and $7,142 during the years ended December 31, 2018 and 2017, respectively.

The company did not use in or provide by any cash flow from financing activities during the years ended December 31, 2018 and 2017, respectively. We did not enter any loan agreements with our officer and shareholders.

In light of the significant decreases in our net sales over the past fiscal year and current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our financial obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, working capital, and cash generated from operations, will be sufficient to meet our forecasted operating expenses and capital expenditures through 2019.

Capital Expenditures

Total capital expenditures during the years ended December 31, 2018 and 2017 was $0 and $7,142, respectively.

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

As of December 31, 2018 and December 31, 2017 the exchange rates between the NTD and the USD ($) were NTD1=$0.03267 and NTD1=$0.03374, respectively. The weighted-average rates of exchange between NTD and USD were NTD1=$0.03319 and NTD1=$0.03289 for the years ended December 31, 2018 and December 31, 2017, respectively. Total translation adjustment recognized as of December 31, 2018 and December 31, 2017 is $516,668 and $465,722, respectively.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2018 and December 31, 2017.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and are not required to provide information under this item.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Omphalos, Corp, including the notes thereto, together with the report thereon of KCCW Accountancy Corp. is presented beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018, the end of the year covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2018, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure. This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC.

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of December 31, 2018.

Management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only employee who serves as both chief executive officer and chief financial officer, and who does not have an accounting background and serves on a part-time basis, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

Due to our size and nature, segregation of all conflicting duties is not possible. However, to the extent possible, we plan to implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals if and when we have sufficient income to enable us to hire such individuals, and we cannot give any assurance that we will be able to hire such personnel. Our financial condition makes it difficult for us to implement a system of internal controls over financial reporting.

Until we generate significantly greater revenues and employ accounting personnel, it is doubtful that we will be able implement any system which provides us with any degree of internal controls over financial reporting. Due to the nature of this material weakness in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could not be prevented or detected.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Offices and Corporate Governance. Directors and Executive Officers

Name	Age	Position
Sheng-Peir Yang	62	President, CEO, and Sole Director
Pi-Yun Chu	48	Chief Financial Officer

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company is not aware of any securities transaction during the fiscal year ended December 31, 2018, or subsequent thereto what would require a filing pursuant to Section 16 of the Exchange Act of 1934, as amended.

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

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

							Non
							qualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive	Compensation	All other
principal		Salary	Bonus	Awards	Awards	Plan	Earnings	compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Sheng-Peir
Yang	2018	$19,945	-	-	-	-	-	-	$19,945
CEO and	2017	$22,594	-	-	-	-	-	-	$22,594
President	2016	$68,887	-	-	-	-	-	-	$68,887

Pi-Yun Chu	2018	$10,993	-	-	-	-	-	-	$10,993
CFO	2017	$14,526	-	-	-	-	-	-	$14,526
	2016	$20,554	-	-	-	-	-	-	$20,554

We have entered into the follow employment agreements:

  Sheng-Peir Yang entered into an employment agreement with Omphalos on November 30, 2007, to serve as its Chief Executive Officer for a term of two (2) years at a monthly salary of New Taiwan Dollars (“NTD”) 185,000(equivalent to $6,044). Effective on February 1, 2017, Mr. Yang agreed to reduce his monthly salary to NTD45,800, equivalent to $1,496. Mr. Yang is required to comply with the non- competition provision contained within the employment agreement. Either party, with proper notice, may terminate the employment agreement, and the employment agreement will be governed and construed by the laws of Taiwan. The agreement has renewed annually and remains in effect.
  Pi-Yun Chu entered into an employment agreement with Omphalos on November 30, 2007, to serve as its Chief Financial Officer for a term of two (2) years at a monthly salary of NTD55,200 (equivalent to $1,803). Effective on May 1, 2017, Ms. Chu agreed to reduce her monthly salary to NTD27,600, equivalent to $902. Ms. Chu is required to comply with the non-competition provision contained within the employment agreement. Either party, with proper notice, may terminate the employment agreement, and the employment agreement will be governed and construed by the laws of Taiwan. The agreement has renewed annually and remains in effect.

Outstanding Equity Awards at Fiscal Year-End

As of our fiscal years ended December 31, 2018 and 2017, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal years ended December 31, 2018 and 2017. No equity awards were granted during the year ended December 31, 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of common stock beneficially owned as of March 29, 2019 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o Omphalos, Corp.

		Percentage of
	Common Stock	Common Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned (1)
Sheng-Peir Yang	103,449,162	89.9%

Pi-Yun Chu	683,302	0.6%*

All officers and directors as a group (2 persons)	104,132,464	90.5%

* Denotes less than 1%

Beneficial ownership percentages give effect to the completion of the Share Exchange, and are calculated based on shares of common stock issued and outstanding and is based on a total of 115,063,760 shares of common stock that were issued and outstanding as of March 29, 2019. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 29, 2019. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our sole director, Mr. Yang, is a named executive officer of the Company and, accordingly, is not “independent” for purposes of any securities market requirements.

Omphalos does not own any real property. The Company leases an office from the wife of our sole director, Mr. Yang. The annual rent of NT$672,000 (NT$56,000 monthly), is approximately US$22,300.

Item 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

	Year	Year
	Ended	Ended
	December	December
	31, 2018	31, 2017

Audit Fees	$31,000	$31,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$31,000	$31,000

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and the full Board of Directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our full Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2018, is compatible with maintaining the auditor’s independence.

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

Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of the Form 10-K.

2.	Financial Statement Schedule: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

Exhibit	Description
Number
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

3.4	By-Laws of the Company (incorporated by reference to the Proxy Statement).
3.5	Amended and Restated Certificate of Incorporation of the Company Incorporated by reference to the information statement on Schedule 14c filed with the SEC on March 15, 2005).
3.6	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to the information statement on Schedule 14C filed with SEC on August 26, 2005).
3.7	Amended and Restated By-Laws of Omphalos, Corp., incorporated by reference to Exhibit 3.7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009.
10.1	Employment Agreement with Pi-Yun Chu, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K/A, filed with the SEC on February 20, 2008.
10.2	Employment Agreement with Shen-Ren Li, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K/A, filed with the SEC on February 20, 2008.
10.3	Employment Agreement with Sheng-Peir Yang, , incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K/A, filed with the SEC on February 20, 2008.
10.4	Purchase and Sale Agreement with Tamura Corporation, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.

10.5	Lease Agreement for property, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.
10.6	Debt Conversion Agreement dated November 30, 2018 by and among Omphalos, Corp., Sheng-Peir Yang, Omphalos Corp. (Taiwan), and All Fine Technology Co., Ltd. (Taiwan), incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8- K, filed with the SEC on January 4, 2019.
21	List of Subsidiaries, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act++
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act++

++filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omphalos, Corp.

Dated: March 28, 2019	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Sheng-Peir Yang	Chief Executive Officer and	March 28, 2019
Director (Principal Executive
Officer)
Sheng-Peir Yang

/s/Pi-Yun Chu	Chief Financial Officer (Principal
	Financial and Accounting Officer)	March 28, 2019
Pi-Yun Chu

OMPHALOS, CORP.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2018 AND 2017 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Omphalos Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Omphalos Corp. and subsidiaries ( “the Company”) as of December 31, 2018 and 2017, the related statements of operations and comprehensive income(loss), stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with the U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

The accompanying consolidated financial statements have been prepared assuming that Omphalos, Corp. will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has incurred losses from operations, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2008.
Diamond Bar, California
March 19, 2019

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
Assets

Current Assets
Cash and cash equivalents	$55,499	$23,051
Accounts receivable, net	16,918	44,204
Inventory, net	86,708	118,475
Prepaid and other current assets	40,776	21,023
Total current assets	199,901	206,753

Leasehold Improvements and Equipment, net	4,153	7,019

Intangible assets, net	13,056	16,854
Deposits	2,782	3,599
Total Assets	$219,892	$234,225

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$17,268	$17,394
Accrued salaries and bonus	6,468	19,448
Accrued expenses	31,167	42,397
Advance from customers	744	-
Due to related parties	752,113	654,910
Loan from shareholders, current portion	490,037	506,073
Total current liabilities	1,297,797	1,240,222

Non-current Liabilities
Loan from shareholders	490,037	506,073
Total liabilities	1,787,834	1,746,295

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 120,000,000 shares authorized, 115,063,760 and 30,063,760 shares issued and outstanding as of December 31, 2018 and 2017, respectively	11,507	3,007
Additional paid-in capital	124,023	47,523
Other comprehensive income	516,668	465,722
Accumulated deficit	(2,220,140)	(2,028,322)
Total Stockholders' equity (deficit)	(1,567,942)	(1,512,070)

Total Liabilities and Stockholders' Equity(Deficit)	$219,892	$234,225

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Sales, net	$527,633	$588,040
Cost of sales	308,996	267,729
Gross profit	218,637	320,311
Selling, general and administrative expenses	386,626	541,090
Loss from operations	(167,989)	(220,779)
Other income (expenses)
Interest income	175	160
Interest expense	(29,871)	(29,604)
Gain (loss) on foreign currency exchange	5,867	(11,960)
Total other income (expenses)	(23,829)	(41,404)
Loss before provision for income taxes	(191,818)	(262,183)
Provision for income taxes	-	-
Net loss	$(191,818)	$(262,183)
Weighted average number of common shares:
Basic and diluted	37,515,814	30,063,760
Net loss per share:
Basic and diluted	$(0.01)	$(0.01)
Other Comprehensive Loss:
Net loss	$(191,818)	$(262,183)
Foreign currency translation adjustment, net of tax	50,946	(112,683)
Comprehensive Loss	$(140,872)	$(374,866)

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-in Capital	Deficits	Income	Total

Balance at December 31, 2016	30,063,760	$3,007	$47,523	$(1,766,139)	$578,405	$(1,137,204)
Translation adjustment	-	-	-	-	(112,683)	(112,683)
Net loss	-	-	-	(262,183)	-	(262,183)
Balance at December 31, 2017	30,063,760	$3,007	$47,523	$(2,028,322)	$465,722	$(1,512,070)
Debt conversion	85,000,000	8,500	76,500	-	-	85,000
Translation adjustment	-	-	-	-	50,946	50,946
Net loss	-	-	-	(191,818)	-	(191,818)
Balance at December 31, 2018	115,063,760	$11,507	$124,023	$(2,220,140)	$516,668	$(1,567,942)

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Cash flows from operating activities
Net loss	$(191,818)	$(262,183)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	6,003	8,162
Allowance for inventory value decline	-	(4,401)
Foreign currency exchange (gain) loss	-	11,960
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	26,299	44,869
Decrease (increase) in inventory	28,459	(6,773)
Decrease (increase) in prepaid and other assets	(20,030)	8,041
Increase (decrease) in accounts payable	433	(62,303)
Increase (decrease) in accrued expenses	(22,604)	9,300
Increase (decrease) in income tax payable	-	(1,306)
Increase (decrease) in advance from customers	756	(25,001)
Increase(decrease) in due to related parties	206,195	281,139
Net cash provided by operating activities	33,693	1,504

Cash flows from investing activities
Purchase of fixed assets	-	(7,142)
Net cash used in investing activities	-	(7,142)

Effect of exchange rate changes on cash and cash equivalents	(1,245)	(8,954)

Net increase (decrease) in cash and cash equivalents	32,448	(14,592)

Cash and cash equivalents
Beginning	23,051	37,643
Ending	$55,499	$23,051

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$27,382	$29,604
Income tax	$-	$-

Non-cash financing and investing activities
Shareholder's debt conversion	$85,000	$-

The Accompanying Notes Are an Integral Part of the Financial Statements.

OMPHALOS, CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2018

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

Going Concern-The Company has incurred a net loss of $191,818 and $262,183 during the years ended December 31, 2018 and 2017, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Accounts Receivable — Accounts receivables are carried at original invoice amount less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts on a quarterly basis based on a review of the current status of existing receivables, account aging, historical collection experience, subsequent collections, management's evaluation of the effect of existing economic conditions, and other known factors. The provision is provided for the above estimates made for all doubtful receivables. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. Recoveries of trade receivables previously written off are recorded when received. Allowance for doubtful debts amounted to $0 as of December 31, 2018 and 2017, respectively.

Inventory — Inventory is carried at the lower of cost and net realizable value. Net realizable value (NRV) is defined as estimated selling prices less costs of completion, disposal, and transportation. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $436,409 and $450,691 at December 31, 2018 and 2017, respectively.

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

Revenue Recognition — During the fiscal year 2018, the Company has adopted Accounting Standards Codification (“ASC”), Topic 606 (ASC 606), Revenue from Contracts with Customers, using the modified retrospective method to all contracts that were not completed as of January 1, 2018. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of accumulated deficit at the beginning of 2018. The results for the Company’s reporting periods beginning on and after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Based on the Company’s review of existing sales contracts as of January 1, 2018, the Company concluded that the adoption of the new guidance did not have a significant change on the Company’s revenue during all periods presented.

Pursuant to ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines is within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration the Company is entitled to in exchange for the goods or services the Company transfers to the customers. At inception of the contract, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Merchandise Sales: The Company recognizes net revenues from machinery product sales when customers obtain control of the Company’s products, which typically occurs upon delivery to customer. Product revenues are recorded at the net sales price, or “transaction price,” which includes applicable reserves for variable consideration, including discounts, allowances, and returns.

Trade discount and allowances: The Company generally provides invoice discounts on product sales to its customers for prompt payment. The Company estimates that, based on its experience, its customers will earn these discounts and fees, and deducts the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized.

Product returns: The Company estimates the amount of each product that will be returned and deducts these estimated amounts from its gross revenues at the time the revenues are recognized. For special ordered and customized machinery, no sales returns were allowed.

To date, product allowance and returns have been minimal and, based on its experience, the Company believes that returns of its products will continue to be minimal.

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

For the year ended December 31, 2018:
Laser Machines	$439,972
Machine Parts	87,661
Total	$527,633

Revenue by Geography
For the year ended December 31, 2018:
Asia Pacific	$527,633
Total	$527,633

Research and Development Expenses — Research and development costs are generally expensed as incurred. The Company did not incur any significant research and development expenses during the years ended December 31, 2018 and 2017.

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

Stock Based Compensation — The Company applies the fair value provisions of ASC 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the grant date using an option pricing model. The Company does not have any awards of stock-based compensation issued and outstanding at December 31, 2018 and 2017.

Loss Per Share — The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the years ended December 31, 2018 and 2017, the Company did not have any common equivalent shares.

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

Customers: The Company sells Laser equipment and parts to printed circuit board (PCB) manufacturers mostly in Taiwan and China. The Company performs ongoing credit evaluations of its customers’ financial condition and generally, requires no collateral. For the year ended December 31, 2017, five customers accounted for more than 10% of the Company’s total revenues, represented approximately 97.8% of its total revenues, and 97.0% of accounts receivable in aggregate at December 31, 2017. For the year ended December 31, 2018, one customer accounted for more than 10% of the Company’s total revenues, represented approximately 84.21% of its total revenues, and 0% of accounts receivable at December 31, 2018.

	Sales for the year		A/R balance as of December 31,
Customer	2018	2017	2018	2017
A	$444,155	$192,210	$-	$35,450
B	34,377	159,310	15,591	7,410
C	2,802	82,886	1,235	-
D	-	74,355	-	-
E	-	65,226	-	-

Suppliers: For the year ended December 31, 2017, 40.0% of the Company’s inventory was purchased from two vendors. For the year ended December 31, 2018, 29.4% of the Company’s inventory was purchased from one vendor.

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

Translation Adjustment — The accounts of the Company were maintained, and its financial statements were expressed, in New Taiwan Dollar (“NTD”). Such financial statements were translated into U.S. Dollars (“$” or “USD”) in accordance ASC 830, "Foreign Currency Matters", with the NTD as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at an average exchange rate for the period.

The resulting translation adjustments are reported under other comprehensive income as a component of stockholders’ equity.

Comprehensive Income(Loss) — Comprehensive income (loss) includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity and statements of operations and comprehensive income (loss).

Recently Issued Accounting Pronouncements

Lease: In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (ASC 842), which was amended by ASU 2018-11, Leases (ASC 842): Targeted Improvements. The new guidance requires lessee recognition on the balance sheet of a right-of-use (ROU) asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. The standard is effective for public companies for fiscal years beginning after December 15, 2018 and early adoption is permitted. The standard requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. The Company anticipates adopting this standard with an effective date of January 1, 2019 using the prospective adoption approach. The Company has evaluated the changes from this standard to its future financial reporting and disclosures, and has designed and implemented related processes and controls to address these changes. The Company believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for its office operating lease; and (2) providing significant new disclosures about its leasing activities related to the amount, timing and uncertainty of cash flows arising from leases. The Company is continuing its assessment, which may identify additional impacts this guidance will have on its financial statements and disclosures.

Income Tax: In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 118 (as further clarified by FASB ASU 2018-05, Income Taxes (Topic 740): "Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118") to provide guidance for companies that may not have completed their accounting for the income tax effects of the Tax Cut and Jobs Act ("Tax Act") in the period of enactment, which is the period that includes December 22, 2017. SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Act. SAB No. 118 provides guidance where: (i) the accounting for the income tax effect of the Tax Act is complete and reported in the Tax Act's enactment period, (ii) the accounting for the income tax effect of the Tax Act is incomplete and reported as provisional amounts based on reasonable estimates (to the extent determinable) subject to adjustments during a limited measurement period until complete, and (iii) accounting for the income tax effect of the Tax Act is not reasonably estimable (no related provisional amounts are reported in the enactment period) and entities would continue to apply accounting based on tax law provisions in effect prior to the Tax Act enactment until provisional amounts are reasonably estimable. SAB No. 118 requires disclosure of the reasons for incomplete accounting additional information or analysis needed, among other relevant information. The Company is continuing to gather additional information to determine the final impact.

Fair Value Measurement: In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“Topic 820”): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its financial statements.

NOTE 2. PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment as of December 31:

	2018	2017
Machinery and equipment	$68,075	$70,303
Vehicle	46,275	47,789
Leasehold improvements	11,668	12,049
	126,018	130,141
Less: accumulated depreciation	(121,865)	(123,122)
Property and equipment, net	$4,153	$7,019

Depreciation expense for the years ended December 31, 2018 and 2017 were $2,687 and $4,876 respectively.

NOTE 3. INTANGIBLE ASSETS

The following reconciliation of intangible assets is as follows:

	Gross Carrying	Accumulated
	Value	Amortization
Amortized intangible assets:
Patents	$49,834	$36,778

Amortization of intangible assets was $3,316 and $3,286 for the years ended December 31, 2018 and 2017, respectively.

Estimated amortization for the next five years and thereafter is as follows:

2019	3,261
2020	3,261
2021	2,815
2022	957
2023	768
Thereafter	1,994
$13,056

NOTE 4. INCOME TAXES

U.S.A

The Company is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. No provision for income taxes have been made as the Company has no taxable income.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. As of December 31, 2018, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets and allowance valuation of deferred tax assets at December 31, 2018 resulted in a net effect of $0 discrete tax expenses (benefit) which lowered the effective tax rate by 14% for the year ended December 31, 2018. The provisional remeasurement amount is anticipated to change as data becomes available allowing more accurate scheduling of the deferred tax assets and liabilities primarily related to net operating loss carryover.

Income before income taxes for the years ended December 31, 2018 and 2017 includes the results of operations of Taiwan and British Virgin Islands.

British Virgin Islands

Omphalos Corp. (B.V.I.) and All Fine Technology Co., Ltd. (B.V.I.) are incorporated in British Virgin Islands and are not required to pay income tax.

Taiwan

Omphalos Corp. and All Fine Technology Co., Ltd. are incorporated in Taiwan and are subject to Taiwan tax law. The statutory tax rate under Taiwan tax law is 17%. According to the amendments to the “Income Tax Act” enacted by the office of the President of Taiwan on February 7, 2018, an increase in the statutory income tax rate from 17% to 20% and decrease in the undistributed earning tax from 10% to 5% are effective from January 1, 2018. This increase in the statutory income tax rate does not affect the amounts of the current taxes recognized as of December 31, 2017 and for the year then ended. Omphalos Corp. and All Fine Technology Co., Ltd. incurred losses for the years 2018 and 2017. As a result, no tax liability was incurred.

The provision for income taxes calculated at the statutory rates in the combined statements of income is as follows for the years ended December 31:

	2018	2017
Current provision:
Computed (provision for) income taxes at statutory rates in U.S.	$-	$-
Computed (provision for) income taxes at statutory rates in BVI	-	-
Computed (provision for)income taxes at statutory rates in Taiwan	-	-
Total current provision	-	-

Deferred provision:
U.S	-	-
BVI	-	-
Taiwan- Net operating loss carryforward	-	-
Valuation allowance	-	-
Total deferred provision	-	-
Provision for income taxes	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2018 and 2017:

	2018		2017
U.S. Federal tax at statutory rate	21%		34%
Provisional remeasurement of deferred taxes	-		(13%	)
Valuation allowance	(21%	)	(21%	)
Foreign income tax- Taiwan	20%		17%
Other (a)	(20%	)	(17%	)
Effective tax rate	0%		0%

(a)

Other represents expenses incurred by the Company that are not deductible for Taiwan income taxes and changes in valuation allowance for Taiwanese entities for the years ended December 31, 2018 and 2017, respectively.

NOTE 5. RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases an office from the sole director’s wife of the Company under an operating lease agreement which expires on January 31, 2019. On January 31, 2019, the lease term was extended for another three years, which expires on January 31, 2022. The monthly base rent is approximately $1,859. Rent expense under this lease agreement amounted to approximately $22,300 and $22,104 for the years ended December 31, 2018 and 2017, respectively.

Loan from related party

On July 26, 2013, the Company entered a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent approximately $163,347 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015. On July 31, 2015, the loan with the same amount of NT$5,000,000, equivalent approximately $163,347, and the same fixed interest rate of 3% per annum was extended for another two years starting from August 1, 2015 with maturity date on July 31, 2017. On August 1, 2017, the loan with the same amount of NT$5,000,000, equivalent approximately $163,347, and the same fixed interest rate of 3% per annum was extended for another three years starting from August 1, 2017 with maturity date on July 31, 2020.

On December 31, 2013, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its officer and shareholder to advance NT$5,000,000, equivalent approximately $163,347 for working capital purpose. The term of the loan started from January 1, 2014 with maturity date on December 31, 2015. On December 31, 2015, the loan with the same amount of NT$5,000,000, equivalent approximately $163,347, and the same fixed interest rate of 3% per annum was extended for another two years starting from January 1, 2016 with maturity date on December 31, 2018. On January 1, 2019, the loan with the same amount of NT$5,000,000, equivalent approximately $163,347, and the same fixed interest rate of 3% per annum was extended for another three years starting from January 1, 2019 with maturity date on December 31, 2021.

On July 5, 2015, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent approximately $326,690, for working capital purpose. The term of the loan started from July 1, 2015 with maturity date on June 30, 2018. On July 1, 2018, the loan with the same amount of NT$10,000,000, equivalent approximately $326,690, and the same fixed interest rate of 3% per annum was extended for another three years starting from July 1, 2018 with maturity date on June 30, 2021.

On July 1, 2016, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent approximately $326,690, for working capital purpose. The term of the loan started from July 1, 2016 with maturity date on June 30, 2019.

As of December 31, 2018 and December 31, 2017, there were $980,074 and $1,012,146 advances outstanding, of which $490,037 and $506,073 was presented under current liabilities, respectively.

Interest expense was $29,871 and $29,604 for the years ended December 31, 2018 and 2017, respectively.

Advances from related party

The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. The advances bear no interest rate and are due upon demand by shareholders.

On November 30, 2018, the Company and Mr. Sheng-Peir Yang, the chief executive officer and chairman of the Company entered into a Debt Conversion Agreement (the “Debt Conversion Agreement”). Pursuant to the Debt Conversion Agreement, the Company agreed to issue Mr. Yang 85,000,000 shares of its $0.0001 par value common stock at a conversion price of $0.001 per share in exchange for Mr. Yang’s forgiveness of $85,000 that Mr. Yang provided in the form of debt to fund the business operations of the Company.

As of December 31, 2018 and December 31, 2017, there were $752,113 and $654,910 advances outstanding, respectively. The outstanding balance bears no interest and is due upon request.

NOTE 6. COMMITMENT

Operating Leases

The Company leases its office from a related party (Note 5) and warehouse facilities from outside parties under operating leases that expire on various dates through 2022. Rental expense for these leases consisted of $46,938 and $46,972 for the years ended December 31, 2018 and 2017, respectively.

Future minimum lease payments under the operating leases are summarized as follows:

Fiscal Year	Amount
2019	$34,708
2020	31,720
2021	22,759
2022	1,935
Total	91,122

NOTE 7. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of December 31, 2018 have been incorporated into these financial statements and there are no additional subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

******

