Form 10-Q
period 2019-03-31
OMPHALOS, CORP
filed 2019-05-13
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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
Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	OMPS	OTC Pink

The number of shares of registrant's common stock outstanding, as of May 10, 2019 was 115,063,760.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$10,286	$55,499
Accounts receivable, net	5,891	16,918
Inventory, net	152,353	86,708
Prepaid and other current assets	27,446	40,776
Total current assets	195,976	199,901

Leasehold improvements and equipment, net	3,463	4,153
Operating lease right-of-use assets	79,240	-
Intangible assets, net	12,141	13,056
Deposits	2,760	2,782
Total Assets	$293,580	$219,892

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$68,288	$17,268
Accrued salaries and bonus	5,700	6,468
Accrued expenses	32,287	31,167
Advance from customers	738	744
Due to related parties	764,913	752,113
Loan from shareholders – current portion	324,044	490,037
Operating lease liability – current portion	33,102	-
Total current liabilities	1,229,072	1,297,797

Non-current Liabilities
Loan from shareholders, less current portion	648,088	490,037
Operating lease liability, less current portion	46,138	-
Total liabilities	1,923,298	1,787,834

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 120,000,000 shares authorized, 115,063,760 shares issued and outstanding as of March 31, 2019 and December 31, 2018	11,507	11,507
Additional paid-in capital	124,023	124,023
Other comprehensive income	530,154	516,668
Accumulated deficit	(2,295,402)	(2,220,140)
Total stockholders' equity (deficit)	(1,629,718)	(1,567,942)

Total Liabilities and Stockholders' Deficit	$293,580	$219,892

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Sales, net	$1,020	$154,541
Cost of sales	5,282	84,898
Gross profit	(4,262)	69,643
Selling, general and administrative expenses	63,818	113,709
Loss from operations	(68,080)	(44,066)
Other income (expenses)
Interest expense	(7,300)	(7,684)
Gain (loss) on foreign currency exchange	118	(2,035)
Total other income (expenses)	(7,182)	(9,719)
Loss before provision for income taxes	(75,262)	(53,785)
Provision for income taxes	-	-
Net loss	$(75,262)	$(53,785)
Weighted average number of common shares:
Basic and diluted	115,063,760	30,063,760
Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Other Comprehensive Loss:
Net Loss	$(75,262)	$(53,785)
Foreign currency translation adjustment, net of tax	13,486	(28,403)
Comprehensive Loss	$(61,776)	$(82,188)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-in Capital	Deficits	Income	Total

Balance at December 31, 2017	30,063,760	$3,007	$47,523	$(2,028,322)	$465,722	$(1,512,070)
Translation adjustment	-	-	-	-	(28,403)	(28,403)
Net loss	-	-	-	(53,785)	-	(53,785)
Balance at March 31, 2018	30,063,760	$3,007	$47,523	$(2,082,107)	$437,319	$(1,594,258)

	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-in Capital	Deficits	Income	Total

Balance at December 31, 2018	115,063,760	$11,507	$124,023	$(2,220,140)	$516,668	$(1,567,942)
Translation adjustment	-	-	-	-	13,486	13,486
Net loss	-	-	-	(75,262)	-	(75,262)
Balance at March 31, 2019	115,063,760	$11,507	$124,023	$(2,295,402)	$530,154	$(1,629,718)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities
Net loss	$(75,262)	$(53,785)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	1,467	1,544
Foreign currency exchange (gain) loss	-	2,035
Changes in assets and liabilities:
Decrease in accounts receivable	11,027	3,644
Increase in inventory	(65,645)	(19,564)
Decrease (Increase) in prepaid and other assets	13,352	(30,389)
Increase in accounts payable	51,020	68,700
Increase (Decrease) in accrued expenses	346	(10,477)
Increase in due to related parties	12,800	64,947
Net cash provided by operating activities	(50,895)	26,655

Effect of exchange rate changes on cash and cash equivalents	5,682	(1,465)

Net increase in cash and cash equivalents	(45,213)	25,190

Cash and cash equivalents
Beginning	55,499	23,051
Ending	$10,286	$48,241

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$4,867	$7,684
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S- X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Organization — Omphalos Corp. was incorporated as Soyodo Group Holdings, Inc. (the "Soyodo") under the laws of Delaware in March 2003. On February 5, 2008, Soyodo acquired the outstanding shares of Omphalos Corp. Omphalos Corp. (the "Omphalos BVI) was incorporated on October 30, 2001 under the laws of the British Virgin Islands. For accounting purposes, the acquisition was treated as a recapitalization of Omphalos BVI. Omphalos BVI owns 100% of Omphalos Corp. (Taiwan), All Fine Technology Co., Ltd. (Taiwan), and All Fine Technology Co., Ltd. (B.V.I.). Omphalos Corp. (Taiwan) and was incorporated on February 13, 1991 under the laws of Republic of China. All Fine Technology Co., Ltd. (Taiwan) was incorporated on March 23, 2004 under the laws of Republic of China. All Fine Technology Co., Ltd. (B.V.I.) was incorporated on February 2, 2005 under the laws of the British Virgin Islands. Omphalos Corp. (B.V.I.) and its subsidiaries supplies a wide range of equipment and parts including reflow soldering ovens and automated optical inspection machines for printed circuit board (PCB) manufacturers in Taiwan and China.

Effective April 18, 2008 Soyodo entered into an Agreement and Plan of Merger (the "Merger Agreement") with Omphalos, Corp., a Nevada corporation. Pursuant to the Merger Agreement, Soyodo was merged with and into the surviving corporation, Omphalos Corp. The certificate of incorporation and bylaws of the surviving corporation became the certificate of incorporation and bylaws of the Company, and the directors and officers of Soyodo became the members of the board of directors and officers of the Company. Following the execution of the Merger Agreement, the Company filed with the Secretary of State of Delaware and Nevada, a Certificate of Merger. Omphalos, Corp is incorporated on April 15, 2008 under the laws of the state of Nevada. The main purpose of the merger is to change the company’s name to Omphalos, Corp.

Basis of Consolidation — The condensed consolidated financial statements include the accounts of Omphalos Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Going Concern — The Company has incurred a significant net loss during the past two years and had an accumulated deficit of $2,295,402 and $2,220,140 as of March 31, 2019 and December 31, 2018, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $432,874 and $436,409 at March 31, 2019 and December 31, 2018, respectively.

Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Automobile	5 years
Furniture and fixtures	3 years
Machinery and equipment	3 to 5 years
Leasehold improvements	55 years

Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statement of income for the period. The accumulated depreciation was $121,534 and $121,865 at March 31, 2019 and December 31, 2018, respectively. Depreciation expense was $657 and $691 for the three months ended March 31, 2019 and 2018, respectively.

Impairment of Long-Lived Assets — The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist.

Intangible Assets — Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $37,290 and $36,778 at March 31, 2019 and December 31, 2018, respectively. Amortization of intangible assets was $810 and $853 for the three months ended March 31, 2019 and 2018, respectively.

Revenue Recognition —During the fiscal year 2018, the Company has adopted FASB Accounting Standards Codification ("ASC"), Topic 606 ("ASC 606"), Revenue from Contracts with Customers, using the modified retrospective method to all contracts that were not completed as of January 1, 2018. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of accumulated deficit at the beginning of 2018. The results for the Company’s reporting periods beginning on and after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Based on the Company’s review of existing sales contracts as of January 1, 2018, the Company concluded that the adoption of the new guidance did not have a significant change on the Company’s revenue during all periods presented.

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

Merchandise Sales: The Company recognizes net revenues from machinery product sales when customers obtain control of the Company’s products, which typically occurs upon delivery to customer. Product revenues are recorded at the net sales price, or "transaction price," which includes applicable reserves for variable consideration, including discounts, allowances, and returns.

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

Revenue by Major Products

	For the three months ended
	March 31,
	2019	2018
Laser Machines	$-	136,706
Machine Parts	1,020	17,835
Total	$1,020	154,541

Revenue by Geography

	For the three months ended
	March 31,
	2019	2018
Asia Pacific	$1,020	154,541
Total	$1,020	154,541

Leases — The Company adopted FASB Accounting Standards Codification, Topic 842, Leases ("ASC 842") using the modified retrospective approach, electing the practical expedient that allows the Company not to restate its comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption. For the comparative periods prior to adoption, the Company presented the disclosures which were required under ASC 840.

The Company applied the following practical expedients in the transition to the new standard and allowed under ASC 842:

Practical Expedient	Description
Reassessment of expired or existing contracts	The Company elected not to reassess, at the application date, whether any expired or existing contracts contained leases, the lease classification for any expired or existing leases, and the accounting for initial direct costs for any existing leases.
Use of hindsight	The Company elected to use hindsight in determining the lease term (that is, when considering options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of right-to-use assets.
Reassessment of existing or expired land easements	The Company elected not to evaluate existing or expired land easements that were not previously accounted for as leases under ASC 840, as allowed under the transition practical expedient. Going forward, new or modified land easements will be evaluated under ASU No. 2016-02.
Separation of lease and non- lease components	Lease agreements that contain both lease and non-lease components are generally accounted for separately.
Short-term lease recognition exemption	The Company also elected the short-term lease recognition exemption and will not recognize ROU assets or lease liabilities for leases with a term less than 12 months.

The new leasing standard requires recognition of leases on the consolidated balance sheets as right-of-use ("ROU") assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. The Company’s future minimum based payments used to determine the Company’s lease liabilities mainly include minimum based rent payments. As most of Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The Company recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing operating leases longer than twelve months as of January 1, 2019. The ROU assets were adjusted per ASC 842 transition guidance for existing lease-related balances of accrued and prepaid rent, unamortized lease incentives provided by lessors, and restructuring liabilities.

The adoption of ASC 842 had a substantial impact on the Company’s consolidated balance sheets. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. Accordingly, adoption of this standard resulted in the recognition of operating lease right-of-use assets of $85,704 and operating lease liabilities of $85,704 comprised of $33,019 of current operating lease liabilities and $52,685 of non-current operating lease liabilities on the condensed consolidated balance sheet as of January 1, 2019. The adoption of ASC 842 did not result in a cumulative-effect adjustment to the opening balance of accumulated deficit.

In addition, the adoption of the standard did not have a material impact on the Company's results of operations or cash flows. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in Selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

Research and Development Expenses — Research and development costs are generally expensed as incurred. The Company did not incur any significant research and development expenses during the three months ended March 31, 2019 and 2018.

Fair Value Measurements — FASB ASC 820, "Fair Value Measurements" defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

ºLevel 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

ºLevel 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

ºLevel 3 – Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

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

Loss Per Share — The Company has adopted FASB Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10") which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the three months ended March 31, 2019 and 2018, the Company did not have any common equivalent shares.

Comprehensive Income (Loss) — Comprehensive income (loss) includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity and statements of operations and comprehensive income (loss).

Foreign-currency Transactions — Foreign-currency transactions are recorded in New Taiwan dollar ("NTD") at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollar, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under stockholders’ equity.

Translation Adjustment — The accounts of the Company were maintained, and its financial statements were expressed, in New Taiwan Dollar ("NTD"). Such financial statements were translated into U.S. Dollars ("$" or "USD") in accordance ASC 830, "Foreign Currency Matters", with the NTD as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at an average exchange rate for the period.

Reclassifications — Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Recently Issued Accounting Pronouncements — The Company has implemented all new pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

2.	LEASE

The Company has no finance leases. The Company’s leases primarily include office and warehouse facility spaces and copy machine under various operating lease arrangements. The Company’s operating leases have remaining lease terms of up to three years.

Balance sheet information related to the Company’s leases is presented below:

March 31, 2019
Operating Leases
Operating lease ROU assets	$79,240

Operating lease liability, current portion	33,102
Operating lease liability, less current portion	46,138
Total operating lease liabilities	$79,240

The following provides details of the Company's lease expenses:

Three Months Ended
March 31, 2019
Operating lease expenses, net	$6,665
$6,665

Other information related to leases is presented below:

Three Months Ended
March 31, 2019
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	6,665

Weighted Average Remaining Lease Term:
Operating leases	2.88 years

Weighted Average Discount Rate:
Operating leases	1.28%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2019 (excluding the three months ended March 31, 2019)	$25,442
2020	31,003
2021	22,245
2022	1,891
2023	-
Total future minimum lease payments, undiscounted	80,581
Less: Imputed interest	(1,341)
Present value of future minimum lease payments	$79,240

3.	RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2019. On January 31, 2019, the lease term was extended for another three years, which expires on January 31, 2022. The monthly base rent is approximately $1,817. Rent expense under this lease agreement amounted to approximately $5,451 and $5,740 for the three months ended March 31, 2019 and 2018, respectively.

Loan from related party

On July 26, 2013, the Company entered into a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent $162,022 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015. On July 31, 2015, the loan with the same amount of NT$5,000,000, equivalent $162,022, and the same fixed interest rate of 3% per annum was extended for another two years starting from August 1, 2015 with maturity date on July 31, 2017. On August 1, 2017, the loan with the same amount of NT$5,000,000, equivalent $162,022, and the same fixed interest rate of 3% per annum was extended for another three years starting from August 1, 2017 with maturity date on July 31, 2020.

On December 31, 2013, the Company entered into another loan agreement bearing interest at a fixed rate at 3% per annum with its officer and shareholder to advance NT$5,000,000, equivalent $162,022 for working capital purpose. The term of the loan started from January 1, 2014 with maturity date on December 31, 2015. On December 31, 2015, the loan with the same amount of NT$5,000,000, equivalent $162,022, and the same fixed interest rate of 3% per annum was extended for another two years starting from January 1, 2016 with maturity date on December 31, 2018. On January 1, 2019, the loan with the same amount of NT$5,000,000, equivalent approximately $162,022, and the same fixed interest rate of 3% per annum was extended for another three years starting from January 1, 2019 with maturity date on December 31, 2021.

On July 5, 2015, the Company entered another into loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent $324,044, for working capital purpose. The term of the loan started from July 1, 2015 with maturity date on June 30, 2018. On July 1, 2018, the loan with the same amount of NT$10,000,000, equivalent $324,044, and the same fixed interest rate of 3% per annum was extended for another three years starting from July 1, 2018 with maturity date on June 30, 2021.

On July 1, 2016, the Company entered into another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent $324,044, for working capital purpose. The term of the loan started from July 1, 2016 with maturity date on June 30, 2019.

As of March 31, 2019 and December 31, 2018, there were $972,132 and $980,074 advances outstanding, of which $324,044 and $490,037 was presented under current liabilities, respectively.

Interest expense was $7,300 and $7,684 for the three months ended March 31, 2019 and 2018, respectively.

Advances from related party - The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. The advances bear no interest rate and are due upon demand by shareholders.

On November 30, 2018, the Company and Mr. Sheng-Peir Yang, the chief executive officer and chairman of the Company entered into a Debt Conversion Agreement (the "Debt Conversion Agreement"). Pursuant to the Debt Conversion Agreement, the Company agreed to issue Mr. Yang 85,000,000 shares of its $0.0001 par value common stock at a conversion price of $0.001 per share in exchange for Mr. Yang’s forgiveness of $85,000 that Mr. Yang provided in the form of debt to fund the business operations of the Company.

As of March 31, 2019 and December 31, 2018, there were $764,913 and $752,113 advances outstanding, respectively. The outstanding balance bears no interest and is due upon request.

4.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2019 have been incorporated into these financial statements and there are no additional subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."

******

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably," anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. The potential risks and uncertainties that could cause our actual results to differ materially from those expressed or implied herein are set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Net sales were $1,020 for the three months ended March 31, 2019 as compared to $154,541 for the three months ended March 31, 2018. This represented a decrease of $153,521 or approximately 99.3% compared to the prior year period. The decrease in net sales was primarily the result of a weaker demand in laser marking machine sales.

Cost of sales decreased by $79,616 or approximately 93.8% to $5,282 for the three months ended March 31, 2019, as compared to $84,898 for the three months ended March 31, 2018. Gross profit (loss) for the three months ended March 31, 2019 was $(4,262), compared to $69,643, for the same period in 2018. Gross profit as a percentage of net sales was approximately (417.8%) for the three months ended March 31, 2019, compared to approximately 45.1% in the same period in 2018. The change in gross profit margin was primarily due to the negative margin on the products sold in the three months ended March 31, 2019.

For the three months ended March 31, 2019, selling, general and administrative expenses totaled $63,818. This was a decrease of $49,891, or approximately 43.9%, as compared to $113,709 for the same period in 2018. The decrease in selling, general and administrative expenses was primarily attributable to the decrease in salary, travel, insurance, and commission expenses.

For the three months ended March 31, 2019, loss from operations increased to $68,080 as compared to $44,066 for the three months ended March 31, 2018. This represented an increased loss of $24,014, or 54.5% comparing the two periods. The increase of loss from operations was mainly due to the decrease in net sales for the three months ended March 31, 2019.

Other income (expenses) was $(7,182) and $(9,719) for the three months ended March 31, 2019 and 2018, respectively. This represented a decreased loss of $2,537 or 26.1% . The main reason for this decreased other expense was due to the decrease in loss on foreign currency exchange.

Our net loss was $75,262 for the three months ended March 31, 2019, compared to a net loss of $53,785 for the three months ended March 31, 2018. The increased net loss for the three months ended March 31, 2019, was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $10,286 at March 31, 2019, and $55,499 at December 31, 2018. Our total current assets were $195,976 at March 31, 2019, as compared to $199,901 at December 31, 2018. Our total current liabilities were $1,229,072 at March 31, 2019, as compared to $1,297,797 at December 31, 2018.

We had working capital deficiency of $(1,033,096) at March 31, 2019 compared with working capital deficiency of $(1,097,896) at December 31, 2018. This decrease in working capital deficiency was primarily due to an increase in inventories and the decrease in the current portion of loan from shareholders, which was partial offset by decreases in cash and cash equivalents, accounts receivables, prepaid expense and other current assets and the increase in accounts payables, due to related parties and the current portion of lease liability.

Net cash flows used in operating activities was $50,895 during the three months ended March 31, 2019, a decrease of $77,550, compared to net cash flows provided by operating activities of $26,655 during the three months ended March 31, 2018. The decrease in net cash flow provided by operating activities during the three months ended March 31, 2019, was primarily due to increases in net loss, inventories, accounts payables and due to related parties, partially offset by the decrease in accounts receivable, prepaid expense and other current assets, and accrued expenses.

We had no cash flow from investing or financing activities during the three months ended March 31, 2019 and 2018.

Net change in cash and cash equivalents was a decrease of $45,213 during the three months ended March 31. 2019. Net change in cash and cash equivalents was an increase of $25,190 during the three months ended March 31. 2018.

Going Concern

The Company has incurred a significant net loss during the past two years and had an accumulated deficit of $2,295,402 and $2,220,140 as of March 31, 2019 and December 31, 2018, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

Our opinion is that inflation has not had a material effect on our operations and is not expected to have any material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019.

PART II

Item 1.	Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A.	Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company's proxy statement on Schedule 14A filed with the Commission on March 5, 2003 (the "Proxy Statement").

3.2	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to the Proxy Statement).

3.3	By-Laws of the Company (incorporated by reference to the Proxy Statement).

3.4	Amended and Restated Certificate of Incorporation of the Company Incorporated by reference to the information statement on Schedule 14C filed with the SEC on March 15, 2005).

3.5	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to the information statement on Schedule 14C filed with SEC on August 26, 2005).

3.6	Amended and Restated By-Laws of Omphalos, Corp., incorporated by reference to Exhibit 3.7 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009.

31.1	Certification by Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

31.2	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

32.1	Certification by Principal Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

32.2	Certification by Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase+
101.DEF	XBRL Taxonomy Extension Definition Linkbase+
101.LAB	XBRL Taxonomy Extension Label Linkbase+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase+

*filed herewith
+submitted herewith

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMPHALOS, CORP.

Date: May 13, 2019	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2019	By:	/s/ Pi Yun Chu
Pi Yun Chu
Chief Financial Officer
(Principal Financial and Accounting Officer)