Form 10-Q
period 2019-06-30
OMPHALOS, CORP
filed 2019-08-08
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	OMPS	OTC Pink

The number of shares of registrant’s common stock outstanding, as of August 2, 2019 was 115,063,760.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONTENTS

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$67,124	$55,499
Accounts receivable, net	33,732	16,918
Inventory, net	62,643	86,708
Prepaid and other current assets	28,324	40,776
Total current assets	191,823	199,901

Leasehold improvements and equipment, net	576	4,153
Operating lease right-of-use assets	70,661	-
Intangible assets, net	11,277	13,056
Deposits	2,746	2,782
Total Assets	$277,083	$219,892

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$75,792	$17,268
Accrued salaries and bonus	7,081	6,468
Accrued expenses	20,098	31,167
Advance from customers	734	744
Due to related parties	796,594	752,113
Loan from shareholders – current portion	-	490,037
Operating lease liability – current portion	33,047	-
Total current liabilities	933,346	1,297,797

Non-current Liabilities
Loan from shareholders, less current portion	967,430	490,037
Operating lease liability, less current portion	37,614	-
Total liabilities	1,938,390	1,787,834

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 120,000,000 shares
authorized, 115,063,760 shares issued and outstanding
as of June 30, 2019 and December 31, 2018	11,507	11,507
Additional paid-in capital	124,023	124,023
Accumulated other comprehensive income	538,111	516,668
Accumulated deficit	(2,334,948)	(2,220,140)
Total stockholders' equity (deficit)	(1,661,307)	(1,567,942)
Total Liabilities and Stockholders' Deficit	$277,083	$219,892

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THE SIX		FOR THE THREE
	MONTHS ENDED JUNE		MONTHS ENDED JUNE
	30,		30,
	2019	2018	2019	2018

Sales, net	$145,958	$486,064 $	144,938	$331,523

Cost of sales	120,297	293,405	115,015	208,507

Gross profit	25,661	192,659	29,923	123,016

Selling, general and administrative expenses	136,571	238,040	72,753	124,331

Loss from operations	(110,910)	(45,381)	(42,830)	(1,315)

Other income (expenses)
Interest income	37	147	37	147
Interest expense	(14,526)	(15,237)	(7,226)	(7,553)
Gain (loss) on foreign currency exchange	481	5,085	363	7,120
Gain (loss) on disposal of fixed assets	10,110	-	10,110	-
Total other income (expenses)	(3,898)	(10,005)	3,284	(286)

Loss before provision for income taxes	(114,808)	(55,386)	(39,546)	(1,601)

Provision for income taxes	-	-	-	-

Net loss	$(114,808)	$(55,386)	$(39,546)	$(1,601)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares:
Basic and diluted	115,063,760	30,063,760	115,063,760	30,063,760

Other Comprehensive Income (Loss):
Net loss	$(114,808)	$(55,386)	$(39,546)	$(1,601)
Foreign currency translation adjustment, net of tax	21,443	40,905	7,957	69,308
Comprehensive Income (Loss)	$(93,365)	$(14,481)	$(31,589)	$67,707

See accompanying Notes to Condensed Consolidated Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-in Capital	Deficits	Income	Total

Balance at December 31, 2017	30,063,760	$3,007	$47,523 $	(2,028,322)	$465,722	$(1,512,070)
Translation adjustment	-	-	-	-	(28,403)	(28,403)
Net loss	-	-	-	(53,785)	-	(53,785)
Balance at March 31, 2018	30,063,760	$3,007	$47,523	$(2,082,107)	$437,319	$(1,594,258)
Translation adjustment	-	-	-	-	69,308	69,308
Net loss	-	-	-	(1,601)	-	(1,601)
Balance at June 30, 2018	30,063,760	$3,007	$47,523	$(2,083,708)	$506,627	$(1,526,551)

	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-in Capital	Deficits	Income	Total

Balance at December 31, 2018	115,063,760	$11,507	$124,023	$(2,220,140)	$516,668	$(1,567,942)
Translation adjustment	-	-	-	-	13,486	13,486
Net loss	-	-	-	(75,262)	-	(75,262)
Balance at March 31, 2019	115,063,760	$11,507	$124,023	$(2,295,402)	$530,154	$(1,629,718)
Translation adjustment	-	-	-	-	7,957	7,957
Net loss	-	-	-	(39,546)	-	(39,546)
Balance at June 30, 2019	115,063,760	$11,507	$124,023	$(2,334,948)	$538,111	$(1,661,307)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities
Net loss	$(114,808)	$(55,386)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	2,336	3,062
Bad debt expense	1,220	-
Foreign currency exchange (gain) loss	-	(5,085)
Gain (loss) on disposal of fixed assets	(10,110)	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(18,034)	12,380
Decrease in inventory	24,065	33,578
Decrease (increase) in prepaid and other assets	12,488	(19,931)
Increase in accounts payable	58,524	44,441
Decrease in accrued expenses	(10,466)	(12,726)
Increase in due to related parties	44,481	75,933
Net cash provided by (used in) operating activities	(10,304)	76,266

Cash flows from investing activities
Proceeds from disposal of equipment	12,914	-
Net cash provided by investing activities	12,914	-

Effect of exchange rate changes on cash and cash equivalents	9,015	2,104

Net increase in cash and cash equivalents	11,625	78,370

Cash and cash equivalents
Beginning	55,499	23,051
Ending	$67,124	$101,421

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$4,842	$15,237
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

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

Organization — Omphalos Corp. was incorporated as TOP Group Holdings, Inc. under the laws of Delaware in March 2003 and later changed its name to Soyodo Group Holdings, Inc. (the "Soyodo") in August 2005. On February 5, 2008, Soyodo acquired the outstanding shares of Omphalos Corp. Omphalos Corp. (the "Omphalos BVI) was incorporated on October 30, 2001 under the laws of the British Virgin Islands. For accounting purposes, the acquisition was treated as a recapitalization of Omphalos BVI. Omphalos BVI owns 100% of Omphalos Corp. (Taiwan), All Fine Technology Co., Ltd. (Taiwan), and All Fine Technology Co., Ltd. (B.V.I.). Omphalos Corp. (Taiwan) was incorporated on February 13, 1991 under the laws of Republic of China. All Fine Technology Co., Ltd. (Taiwan) was incorporated on March 23, 2004 under the laws of Republic of China. All Fine Technology Co., Ltd. (B.V.I.) was incorporated on February 2, 2005 under the laws of the British Virgin Islands. Omphalos Corp. (B.V.I.) and its subsidiaries supplies a wide range of equipment and parts including reflow soldering ovens and automated optical inspection machines for printed circuit board (PCB) manufacturers in Taiwan and China.

Effective April 18, 2008 Soyodo entered into an Agreement and Plan of Merger (the "Merger Agreement") with Omphalos, Corp., a Nevada corporation. Pursuant to the Merger Agreement, Soyodo was merged with and into the surviving corporation, Omphalos Corp. The certificate of incorporation and bylaws of the surviving corporation became the certificate of incorporation and bylaws of the Company, and the directors and officers of Soyodo became the members of the board of directors and officers of the Company. Following the execution of the Merger Agreement, the Company filed a Certificate of Merger with the Secretary of State of Delaware and Nevada. Omphalos, Corp was incorporated on April 15, 2008 under the laws of the state of Nevada. The main purpose of the merger is to change the company’s name to Omphalos, Corp.

Basis of Consolidation — The condensed consolidated financial statements include the accounts of Omphalos Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Going Concern — The Company has incurred a significant net loss during the past two years and had an accumulated deficit of $2,334,948 and $2,220,140 as of June 30, 2019 and December 31, 2018, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Accounts Receivable — Accounts receivables are carried at original invoice amount less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts on a quarterly basis based on a review of the current status of existing receivables, account aging, historical collection experience, subsequent collections, management's evaluation of the effect of existing economic conditions, and other known factors. The provision is provided for the above estimates made for all doubtful receivables. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. Recoveries of trade receivables previously written off are recorded when received. As of June 30, 2019 and December 31, 2018, the Company assessed the allowance of doubtful accounts of $1,220 and $0, respectively.

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $430,780 and $436,409 at June 30, 2019 and December 31, 2018, respectively.

Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Furniture and fixtures	3 years
Machinery and equipment	3 to 5 years
Leasehold improvements	55 years

Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statement of income for the period. The accumulated depreciation was $94,240 and $121,865 at June 30, 2019 and December 31, 2018, respectively. Depreciation expense was $723 and $1,371 for the six months ended June 30, 2019 and 2018, respectively. Depreciation expense was $66 and $680 for the three months ended June 30, 2019 and 2018, respectively.

Impairment of Long-Lived Assets — The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if warranted by events and circumstances. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist.

Intangible Assets — Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $37,915 and $36,778 at June 30, 2019 and December 31, 2018, respectively. Amortization of intangible assets was $1,613 and $1,691 for the six months ended June 30, 2019 and 2018, respectively. Amortization of intangible assets was $803 and $838 for the three months ended June 30, 2019 and 2018, respectively.

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

Revenue by Major Products

	For the Six Months Ended
	June 30,
	2019	2018
Laser Machines	$129,171	448,852
Machine Parts	16,787	37,212
Total	$145,958	486,064

Revenue by Geography

	For the Six Months Ended
	June 30,
	2019	2018
Asia Pacific	$145,958	486,064
Total	$145,958	486,064

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

Research and Development Expenses — Research and development costs are generally expensed as incurred. The Company did not incur any significant research and development expenses during the three and six months ended June 30, 2019 and 2018.

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

Loss Per Share — The Company has adopted FASB Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10") which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the six months ended June 30, 2019 and 2018, the Company did not have any common equivalent shares.

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

Translation Adjustment — The accounts of the Company were maintained, and its financial statements were expressed, in New Taiwan Dollar ("NTD"). Such financial statements were translated into U.S. Dollars ("$" or "USD") in accordance ASC 830, "Foreign Currency Matters", with the NTD as the functional currency. According to the financial statements, all assets and liabilities are translated at the current exchange rate, stockholders’ equity(deficit) are translated at the historical rates, and income statement items are translated at an average exchange rate for the period.

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

Balance sheet information related to the Company’s leases is presented below:

June 30, 2019
Operating Leases
Operating lease ROU assets	$70,661

Operating lease liability, current portion	33,047
Operating lease liability, less current portion	37,614
Total operating lease liabilities	$70,661

The following provides details of the Company's lease expenses:

Six Months Ended
June 30, 2019
Operating lease expenses, net	$15,072
$15,072

Other information related to leases is presented below:

Six Months Ended
June 30, 2019
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	15,072

Weighted Average Remaining Lease Term:
Operating leases	2.17 years

Weighted Average Discount Rate:
Operating leases	1.28%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2019 (excluding the six months ended June 30, 2019)	$16,857
2020	30,822
2021	22,114
2022	1,880
2023	-
Total future minimum lease payments, undiscounted	71,673
Less: Imputed interest	(1,012)
Present value of future minimum lease payments	$70,661

3.	RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2019. On January 31, 2019, the lease term was extended for another three years, which expires on January 31, 2022. The monthly base rent is approximately $1,808. Rent expense under this lease agreement amounted to approximately $10,848 and $11,380 for the six months ended June 30, 2019 and 2018, respectively, and approximately $5,397 and $5,640 for the three months ended June 30, 2019 and 2018, respectively.

Loan from related party

On July 26, 2013, the Company entered into a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent $161,238 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015. On July 31, 2015, the loan with the same amount of NT$5,000,000, equivalent $161,238, and the same fixed interest rate of 3% per annum was extended for another two years starting from August 1, 2015 with maturity date on July 31, 2017. On August 1, 2017, the loan with the same amount of NT$5,000,000, equivalent $161,238, and the same fixed interest rate of 3% per annum was extended for another three years starting from August 1, 2017 with maturity date on July 31, 2020.

On December 31, 2013, the Company entered into another loan agreement bearing interest at a fixed rate at 3% per annum with its officer and shareholder to advance NT$5,000,000, equivalent $161,238 for working capital purpose. The term of the loan started from January 1, 2014 with maturity date on December 31, 2015. On December 31, 2015, the loan with the same amount of NT$5,000,000, equivalent $161,238, and the same fixed interest rate of 3% per annum was extended for another two years starting from January 1, 2016 with maturity date on December 31, 2018. On January 1, 2019, the loan with the same amount of NT$5,000,000, equivalent approximately $161,238, and the same fixed interest rate of 3% per annum was extended for another three years starting from January 1, 2019 with maturity date on December 31, 2021.

On July 5, 2015, the Company entered into another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent $322,477, for working capital purpose. The term of the loan started from July 1, 2015 with maturity date on June 30, 2018. On July 1, 2018, the loan with the same amount of NT$10,000,000, equivalent $322,477, and the same fixed interest rate of 3% per annum was extended for another three years starting from July 1, 2018 with maturity date on June 30, 2021.

On July 1, 2016, the Company entered into another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent $322,477, for working capital purpose. The term of the loan started from July 1, 2016 with maturity date on June 30, 2019. On July 1, 2019, the loan with the same amount of NT$10,000,000, equivalent $322,477, and the same fixed interest rate of 3% per annum was extended for another three years starting from July 1, 2019 with maturity date on June 30, 2022.

As of June 30, 2019 and December 31, 2018, there were $967,430 and $980,074 advances outstanding, of which $0 and $490,037 was presented under current liabilities, respectively.

Interest expense was $14,526 and $15,237 for the six months ended June 30, 2019 and 2018, respectively. Interest expense was $7,226 and $7,553 for the three months ended June 30, 2019 and 2018, respectively

Advances from related party - The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. The advances bear no interest rate and are due upon demand by shareholders.

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

As of June 30, 2019 and December 31, 2018, there were $796,594 and $752,113 advances outstanding, respectively. The outstanding balance bears no interest and is due upon request.

4.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of June 30, 2019 have been incorporated into these financial statements and there are no additional subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."

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

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Net sales were $144,938 for the three months ended June 30, 2019 as compared to $331,523 for the three months ended June 30, 2018. This represented a decrease of $186,585 or (56.3)% compared to the prior year period. The decrease in net sales was primarily the result of a weaker demand in laser marking machine sales.

Cost of sales decreased by $93,492 or (44.8)% to $115,015 for the three months ended June 30, 2019, as compared to $208,507 for the three months ended June 30, 2018. Gross profit was $29,923 for the three months ended June 30, 2019, compared to $123,016 for the same period in 2018. Gross profit as a percentage of net sales was approximately 20.6% for the three months ended June 30, 2019, compared to approximately 37.1% in the same period in 2018. The change in gross profit margin was primarily due to lower margin on the products sold in the three months ended June 30, 2019.

For the three months ended June 30, 2019, selling, general and administrative expenses totaled $72,753. This was a decrease of $51,578, or (41.5)%, as compared to $124,331 for the same period in 2018. The decrease in selling, general and administrative expenses was primarily attributable to the decrease in salary, travel, insurance, and commission expenses.

For the three months ended June 30, 2019, loss from operations increased to $42,830 as compared to $1,315 for the three months ended June 30, 2018. This represented an increased loss of $41,515, or 3157% comparing the two periods. The increase of loss from operations was mainly due to the decrease in net sales for the three months ended June 30, 2019.

Other income (expenses) was $3,284 and $(286) for the three months ended June 30, 2019 and 2018, respectively. This represented an increased income of $3,570 or 1248.3% . The main reason for this increased other income was primarily due to the increase in gain on disposal of fixed assets.

Our net loss was $39,546 for the three months ended June 30, 2019, compared to a net loss of $1,601 for the three months ended June 30, 2018. The increased net loss for the three months ended June 30, 2019 was due to the reasons described above.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Net sales were $145,958 for the six months ended June 30, 2019 as compared to $486,064 for the six months ended June 30, 2018. This represented a decrease of $340,106 or (70.0)% compared to the prior year period. The decrease in net sales was primarily the result of a weaker demand in laser marking machine sales.

Cost of sales decreased by $173,108 or (59.0)% to $120,297 for the six months ended June 30, 2019, as compared to $293,405 for the six months ended June 30, 2018. Gross profit for the six months ended June 30, 2019 was $25,661, compared to $192,659, for the same period in 2018. Gross profit as a percentage of net sales was 17.6% for the six months ended June 30, 2019, compared to 39.6% in the same period in 2018. The change in gross profit margin was primarily due to lower margin on the products sold in the six months ended June 30, 2019.

For the six months ended June 30, 2019, selling, general and administrative expenses totaled $136,571. This was a decrease of $101,469, or (42.6)%, as compared to $238,040 for the same period in 2018. The decrease in selling, general and administrative expenses was primarily attributable to the decrease in salary, travel, insurance, and commission expenses.

For the six months ended June 30, 2019, loss from operations increased to $110,910 as compared to $45,381 for the six months ended June 30, 2018. This represented an increased loss of $65,529, or 144.4% comparing the two periods. The increase in loss from operations was mainly due to the decrease in net sales for the six months ended June 30, 2019.

Other expenses were $(3,898) and $(10,005) for the six months ended June 30, 2019 and 2018, respectively. This represented a decreased loss of $6,107 or (61)%. The main reason for this decrease was mainly due to the increase in gain from disposal of fixed assets.

Our net loss was $114,808 for the six months ended June 30, 2019, compared to a net loss of $55,386 for the six months ended June 30, 2018. The increased net loss for the six months ended June 30, 2019, was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $67,124 on June 30, 2019 and $55,499 on December 31, 2018. Our total current assets were $191,823 on June 30, 2019, as compared to $199,901 on December 31, 2018. Our total current liabilities were $933,346 on June 30, 2019, as compared to $1,297,797 on December 31, 2018.

We had working capital deficiency of $741,523 on June 30, 2019 compared with working capital deficiency of $1,097,896 on December 31, 2018. This decrease in working capital deficiency was primarily due to an increase cash and cash equivalents and accounts receivables and a decrease of accrued expenses and the current portion of loan from shareholders, which was partially offset by decreases in inventory and prepaid expense and other current assets and the increase in accounts payables, due to related parties, and the current portion of lease liability.

Net cash flows used in operating activities was $10,304 during the six months ended June 30, 2019, a decrease of $86,570, compared to net cash flows provided by operating activities of $76,266 during the six months ended June 30, 2018. The decrease in net cash flow provided by operating activities during the six months ended June 30, 2019 was primarily due to increases in net loss, gain on disposal of fixed assets, and accounts receivables and decreases in accrued expenses, partially offset by the decrease in inventory, prepaid expense and other current assets, and the increase in accounts payable.

Net cash flows provided by investing activities was $12,914 and $0 during the six months ended June 30, 2019 and 2018, respectively. The increase was primarily due to the proceeds from disposal of fixed assets.

We did not have net cash flows provided by nor used in financing activities during the six months ended June 30, 2019 and 2018.

Net change in cash and cash equivalents was an increase of $11,625 during the six months ended June 30, 2019. Net change in cash and cash equivalents was an increase of $78,370 during the six months ended June 30, 2018.

Going Concern

The Company had an accumulated deficit of $2,334,948 and $2,220,140 as of June 30, 2019 and December 31, 2018, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities, making it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019.

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

OMPHALOS, CORP.

Date: August 8, 2019	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Pi Yun Chu
Pi Yun Chu
Chief Financial Officer
(Principal Financial and Accounting Officer)