Form 10-Q
period 2019-09-30
OMPHALOS, CORP
filed 2019-11-13
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

Securities registered under Section 12(b) of the Act:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 5, 2019, there were 115,063,760 shares of common stock, par value at $0.0001 per share, issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act: N/A

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$17,825	$55,499
Accounts receivable, net	30,856	16,918
Inventory, net	62,489	86,708
Prepaid and other current assets	19,223	40,776
Total current assets	130,393	199,901

Leasehold improvements and equipment, net	506	4,153
Operating lease right-of-use assets	62,346	-
Intangible assets, net	10,456	13,056
Deposits	2,742	2,782
Total Assets	$206,443	$219,892

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$40,367	$17,268
Accrued salaries and bonus	9,283	6,468
Accrued expenses	25,492	31,167
Advance from customers	-	744
Due to related parties	812,788	752,113
Loan from shareholders – current portion	161,000	490,037
Operating lease liability – current portion	33,104	-
Total current liabilities	1,082,034	1,297,797

Non-current Liabilities
Loan from shareholders, less current portion	805,000	490,037
Operating lease liability, less current portion	29,242	-
Total liabilities	1,916,276	1,787,834

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 120,000,000 shares
authorized, 115,063,760 shares issued and outstanding
as of September 30, 2019 and December 31, 2018	11,507	11,507
Additional paid-in capital	124,023	124,023
Accumulated other comprehensive income	540,409	516,668
Accumulated deficit	(2,385,772)	(2,220,140)
Total stockholders' equity (deficit)	(1,709,833)	(1,567,942)
Total Liabilities and Stockholders' Deficit	$206,443	$219,892

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THE NINE		FOR THE THREE
	MONTHS ENDED SEPTEMBER		MONTHS ENDED SEPTEMBER
	30,		30,
	2019	2018	2019	2018

Sales, net	$179,310	$504,319	$33,352	$18,255

Cost of sales	130,979	295,988	10,682	2,583

Gross profit	48,331	208,331	22,670	15,672

Selling, general and administrative	202,673	325,783	66,102	87,743
expenses

Loss from operations	(154,342)	(117,452)	(43,432)	(72,071)

Other income (expenses)
Interest income	37	146	-	(1)
Interest expense	(21,735)	(22,569)	(7,209)	(7,332)
Gain (loss) on foreign currency	323	5,574	(158)	489
exchange
Gain (loss) on disposal of fixed	10,085	-	(25)	-
assets
Total other income (expenses)	(11,290)	(16,849)	(7,392)	(6,844)

Loss before provision for income	(165,632)	(134,301)	(50,824)	(78,915)
taxes

Provision for income taxes	-	-	-	-

Net loss	$(165,632)	$(134,301)	$(50,824)	$(78,915)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of
common shares:
Basic and diluted	115,063,760	30,063,759	115,063,760	30,063,759

Other Comprehensive Income
(Loss):
Net loss	$(165,632)	$(134,301)	$(50,824)	$(78,915)
Foreign currency translation	23,741	43,154	2,298	2,249
adjustment, net of tax
Comprehensive Income (Loss)	$(141,891)	$(91,147)	$(48,526)	$(76,666)

See accompanying Notes to Condensed Consolidated Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional	Accumulated Comprehensive
	Shares	Amount Paid-in Capital		Deficits		Income	Total

Balance at December 31, 2017	30,063,760	$3,007	$47,523 $	(2,028,322	)$	465,722	$(1,512,070)
Translation adjustment	-	-	-	-		(28,403)	(28,403)
Net loss	-	-	-	(53,785)		-	(53,785)
Balance at March 31, 2018	30,063,760	$3,007	$47,523 $	(2,082,107	)$	437,319	$(1,594,258)
Translation adjustment	-	-	-	-		69,308	69,308
Net loss	-	-	-	(1,601)		-	(1,601)
Balance at June 30, 2018	30,063,760	$3,007	$47,523 $	(2,083,708	)$	506,627	$(1,526,551)
Translation adjustment	-	-	-	-		2,249	2,249
Net loss	-	-	-	(78,915)		-	(78,915)
Balance at September 30, 2018	30,063,760	$3,007	$47,523 $	(2,162,623	)$	508,876	$(1,603,217)

	Common Stock		Additional	Accumulated Comprehensive
	Shares	Amount Paid-in Capital		Deficits		Income	Total

Balance at December 31, 2018	115,063,760	$11,507	$124,023 $	(2,220,140	)$	516,668	$(1,567,942)
Translation adjustment	-	-	-	-		13,486	13,486
Net loss	-	-	-	(75,262)		-	(75,262)
Balance at March 31, 2019	115,063,760	$11,507	$124,023 $	(2,295,402	)$	530,154	$(1,629,718)
Translation adjustment	-	-	-	-		7,957	7,957
Net loss	-	-	-	(39,546)		-	(39,546)
Balance at June 30, 2019	115,063,760	$11,507	$124,023 $	(2,334,948	)$	538,111	$(1,661,307)
Translation adjustment	-	-	-	-		2,298	2,298
Net loss	-	-	-	(50,824)		-	(50,824)
Balance at September 30, 2019	115,063,760	$11,507	$124,023 $	(2,385,772	)$	540,409	$(1,709,833)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities
Net loss	$(165,632)	$(134,301)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization and depreciation	3,203	4,535
Gain (loss) on disposal of fixed assets	(10,085)	-
Changes in assets and liabilities:
Increase in accounts receivable	(13,938)	(732)
Decrease in inventory	24,219	26,888
Decrease (increase) in prepaid and other assets	21,593	(18,522)
Increase in accounts payable	23,099	6,606
Decrease in accrued expenses	(3,604)	(18,989)
Increase in due to related parties	60,675	130,061
Net cash used in operating activities	(60,470)	(4,454)

Cash flows from investing activities
Proceeds from disposal of equipment	12,880	-
Net cash provided by investing activities	12,880	-

Effect of exchange rate changes on cash and cash equivalents	9,916	(527)

Net decrease in cash and cash equivalents	(37,674)	(4,981)

Cash and cash equivalents
Beginning	55,499	23,051
Ending	$17,825	$18,070

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$4,842	$22,569
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

Effective April 18, 2008 Soyodo entered into an Agreement and Plan of Merger (the "Merger Agreement") with Omphalos, Corp., a Nevada corporation. Pursuant to the Merger Agreement, Soyodo was merged with and into the surviving corporation, Omphalos Corp. The certificate of incorporation and bylaws of the surviving corporation became the certificate of incorporation and bylaws of the Company, and the directors and officers of Soyodo became the members of the board of directors and officers of the Company. Following the execution of the Merger Agreement, the Company filed a Certificate of Merger with the Secretary of State of Delaware and Nevada. Omphalos, Corp wasincorporated on April 15, 2008 under the laws of the state of Nevada. The main purpose of the merger is to change the company’s name to Omphalos, Corp.

Basis of Consolidation — The condensed consolidated financial statements include the accounts of Omphalos Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Going Concern — The Company has incurred a significant net loss in the past two years and had an accumulated deficit of $2,385,772and $2,220,140 as of September 30, 2019 and December 31, 2018, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

There can be no assurances that there will be adequate financing available to the Company and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2019; (3) The Company plans to continue actively seeking additional funding opportunities to improve and expand upon its product lines.

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

Inventory — Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $399,605and $436,409 at September 30, 2019 and December 31, 2018, respectively.

Property and Equipment — Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Furniture and fixtures	3 years
Machinery and equipment	3 to 5 years
Leasehold improvements	55 years

Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statement of income for the period. The accumulated depreciation was $94,170 and $121,865 at September 30, 2019 and December 31, 2018, respectively. Depreciation expense was $790 and $2,030 for the nine months ended September 30, 2019 and 2018, respectively. Depreciation expense was $67 and $659 for the three months ended September 30, 2019 and 2018, respectively.

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

Intangible Assets — Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $38,663 and $36,778 at September 30, 2019 and December 31, 2018, respectively. Amortization of intangible assets was $2,413 and $2,505 for the nine months ended September 30, 2019 and 2018, respectively. Amortization of intangible assets was $800 and $814 for the three months ended September 30, 2019 and 2018, respectively.

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

Revenue by Major Products

	For the Nine Months Ended
	September 30,
	2019	2018
Laser Machines	$128,831	443,230
Machine Parts	50,479	61,089
Total	$179,310	504,319

Revenue by Geography

	For the Nine Months Ended
	September 30,
	2019	2018
Asia Pacific	$179,310	504,319
Total	$179,310	504,319

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

Research and Development Expenses — Research and development costs are generally expensed as incurred. The Company did not incur any significant research and development expenses during the three and nine months ended September 30, 2019 and 2018.

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

Loss Per Share — The Company has adopted FASB Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10") which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the nine months ended September 30, 2019 and 2018, the Company did not have any common equivalent shares.

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

 Translation Adjustment — The accounts of the Company were maintained, and its financial statements were expressed, in New Taiwan Dollar ("NTD"). Such financial statements were translated into U.S. Dollars ("$" or "USD") in accordance ASC 830, "Foreign Currency Matters", with the NTD as the functional currency. According to the financial statements, all assets and liabilities are translated at the current exchange rate, stockholders’ equity (deficit) are translated at the historical rates, and income statement items are translated at an average exchange rate for the period.

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

Balance sheet information related to the Company’s leases is presented below:

September 30, 2019
Operating Leases
Operating lease ROU assets	$62,346

Operating lease liability, current portion	33,104
Operating lease liability, less current portion	29,242
Total operating lease liabilities	$62,346

The following provides details of the Company's lease expenses:

Nine Months Ended
September 30, 2019
Operating lease expenses, net	$23,451
$23,451

Other information related to leases is presented below:

Nine Months Ended
September 30, 2019
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	23,451

Weighted Average Remaining Lease Term:
Operating leases	1.92 years

Weighted Average Discount Rate:
Operating leases	1.28%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2019 (excluding the nine months ended September 30, 2019)	$8,418
2020	30,774
2021	22,080
2022	1,877
2023	-
Total future minimum lease payments, undiscounted	63,149
Less: Imputed interest	(803)
Present value of future minimum lease payments	$62,346

3.	RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2019. On January 31, 2019, the lease term was extended for another three years, which expires on January 31, 2022. The monthly base rent is approximately $1,803. Rent expense under this lease agreement amounted to approximately $16,227 and $16,851for the nine months ended September 30, 2019 and 2018, respectively, and approximately $5,379and $5,471for the three months ended September 30, 2019 and 2018, respectively.

Loan from related party

On July 26, 2013, the Company entered into a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent $161,000 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015. On July 31, 2015, the loan with the same amount of NT$5,000,000, equivalent $161,000, and the same fixed interest rate of 3% per annum was extended for another two years starting from August 1, 2015 with maturity date on July 31, 2017. On August 1, 2017, the loan with the same amount of NT$5,000,000, equivalent $161,000, and the same fixed interest rate of 3% per annum was extended for another three years starting from August 1, 2017 with maturity date on July 31, 2020.

On December 31, 2013, the Company entered into another loan agreement bearing interest at a fixed rate at 3% per annum with its officer and shareholder to advance NT$5,000,000, equivalent $161,000 for working capital purpose. The term of the loan started from January 1, 2014 with maturity date on December 31, 2015. On December 31, 2015, the loan with the same amount of NT$5,000,000, equivalent $161,000, and the same fixed interest rate of 3% per annum was extended for another two years starting from January 1, 2016 with maturity date on December 31, 2018. On January 1, 2019, the loan with the same amount of NT$5,000,000, equivalent approximately $161,000, and the same fixed interest rate of 3% per annum was extended for another three years starting from January 1, 2019 with maturity date on December 31, 2021.

On July 5, 2015, the Company entered into another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent $322,000, for working capital purpose. The term of the loan started from July 1, 2015 with maturity date on June 30, 2018. On July 1, 2018, the loan with the same amount of NT$10,000,000, equivalent $322,000, and the same fixed interest rate of 3% per annum was extended for another three years starting from July 1, 2018 with maturity date on June 30, 2021.

On July 1, 2016, the Company entered into another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent $322,000, for working capital purpose. The term of the loan started from July 1, 2016 with maturity date on June 30, 2019. On July 1, 2019, the loan with the same amount of NT$10,000,000, equivalent $322,000, and the same fixed interest rate of 3% per annum was extended for another three years starting from July 1, 2019 with maturity date on June 30, 2022.

As of September 30, 2019 and December 31, 2018, there were $966,000 and $980,074 advances outstanding, of which $161,000and $490,037 was presented under current liabilities, respectively.

Interest expense was $21,735 and $22,568 for the nine months ended September 30, 2019 and 2018, respectively. Interest expense was $7,209 and $7,331 for the three months ended September 30, 2019 and 2018, respectively.

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

As of September30, 2019 and December 31, 2018, there were $812,788 and $752,113 advances outstanding, respectively. The outstanding balance bears no interest and is due upon request.

4.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of September 30, 2019 have been incorporated into these financial statements and there are no additional subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."

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

Results of Operations —Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Net sales were $33,352 for the three months ended September 30, 2019 as compared to $18,255 for the three months ended September 30, 2018. This represented an increase of $15,097 or 82.7% compared to the prior year period. The increase in net sales was primarily because more parts were sold during the three months ended September 30, 2019.

Cost of sales increased by $8,099 or 313.6% to $10,682 for the three months ended September 30, 2019, as compared to $2,583 for the three months ended September 30, 2018. Gross profit was $22,670 for the three months ended September 30, 2019, compared to $15,672 for the same period in 2018. Gross profit as a percentage of net sales was approximately 68% for the three months ended September 30, 2019, compared to approximately 85.9% in the same period in 2018. The change in gross margin was primarily due to lower margin on the products sold in the three months ended September 30, 2019.

For the three months ended September 30, 2019, selling, general and administrative expenses totaled $66,102. This was a decrease of $21,641, or 24.7%, as compared to $87,743 for the same period in 2018. The decrease in selling, general and administrative expenses was primarily attributable to the decrease in salary, travel, insurance, and bad debt expenses.

For the three months ended September 30, 2019, loss from operations decreased to $43,432 as compared to $72,071 for the three months ended September 30, 2018. This represented an decreased loss of $28,639, or 39.7% comparing the two periods. The decrease in loss from operations was mainly due to the increase in net sales and the decrease in selling, general and administrative expenses for the three months ended September 30, 2019.

Other expenses were $7,392 and $6,844 for the three months ended September 30, 2019 and 2018, respectively. This represented an increased loss of $548 or 8%. The main reason for the increased other expenses was primarily due to the increase in loss on foreign currency exchange.

Our net loss was $50,824 for the three months ended September 30, 2019, compared to a net loss of $78,915 for the three months ended September 30, 2018. The decrease in net loss for the three months ended September 30, 2019 was due to the reasons described above.

Results of Operations —Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Net sales were $179,310 for the nine months ended September 30, 2019 as compared to $504,319 for the nine months ended September 30, 2018. This represented a decrease of $325,009 or 64.4% compared to the prior year period. The decrease in net sales was primarily the result of a weaker demand in laser marking machine sales.

Cost of sales decreased by $165,009 or 55.7% to $130,979 for the nine months ended September 30, 2019, as compared to $295,988 for the nine months ended September 30, 2018. Gross profit for the nine months ended September 30, 2019 was $48,331, compared to $208,331, for the same period in 2018. Gross profit as a percentage of net sales was 27% for the nine months ended September 30, 2019, compared to 41.3% in the same period in 2018. The change in gross margin was primarily due to lower margin on the products sold in the nine months ended September 30, 2019.

For the nine months ended September 30, 2019, selling, general and administrative expenses totaled $202,673. This was a decrease of $123,110, or 37.8%, as compared to $325,783 for the same period in 2018. The decrease in selling, general and administrative expenses was primarily attributable to the decrease in salary, travel, insurance, and commission expenses.

For the nine months ended September 30, 2019, loss from operations increased to $154,342 as compared to $117,452 for the nine months ended September 30, 2018. This represented an increased loss of $36,890, or 31.4% comparing the two periods. The increase in loss from operations was mainly due to the decrease in net sales for the nine months ended September 30, 2019.

Other expenses were $11,290 and $16,849 for the nine months ended September 30, 2019 and 2018, respectively. This represented a decreased loss of $5,559 or 33%. The main reason for this decrease was mainly due to the increase in gain from disposal of fixed assets.

Our net loss was $165,632 for the nine months ended September 30, 2019, compared to a net loss of $134,301 for the nine months ended September 30, 2018. The increased net loss for the nine months ended September 30, 2019, was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $17,825 on September 30, 2019 and $55,499 on December 31, 2018. Our total current assets were $130,393 on September 30, 2019, as compared to $199,901 on December 31, 2018. Our total current liabilities were $1,082,034 on September 30, 2019, as compared to $1,297,797 on December 31, 2018.

We had working capital deficiency of $951,641on September 30, 2019 compared with working capital deficiency of $1,097,896 on December 31, 2018. This decrease in working capital deficiency was primarily due to an increased accounts receivables and decreased accrued expenses and the current portion of loan from shareholders, which was partially offset by decreased cash and cash equivalents, inventory and prepaid expense and other current assets, and the increased accounts payables, due to related parties, and the current portion of lease liability.

Net cash flows used in operating activities was $60,470 during the nine months ended September 30, 2019, an increase of $56,016, compared to net cash flows used in operating activities of $4,454 during the nine months ended September 30, 2018. The increase in net cash flow used in operating activities during the nine months ended September 30, 2019 was primarily due to the increases in net loss, gain on disposal of fixed assets, accounts receivables, partially offset by the decrease in prepaid expense and other current assets, and the increase in accounts payable, accrued expenses, and due to related parties.

Net cash flows provided by investing activities was $12,880 and $0 during the nine months ended September 30, 2019 and 2018, respectively. The increase was primarily due to the proceeds from disposal of an automobile.

We did not have net cash flows provided by nor used in financing activities during the nine months ended September 30, 2019 and 2018.

Net change in cash and cash equivalents was a decrease of $37,674 and $4,981 during the nine months ended September 30, 2019, and 2018, respectively.

Going Concern

The Company had an accumulated deficit of $2,385,772 and $2,220,140 as of September 30, 2019 and December 31, 2018, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019.

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

OMPHALOS, CORP.

Date: November 13, 2019	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2019	By:	/s/ Pi Yun Chu
Pi Yun Chu
Chief Financial Officer
(Principal Financial and Accounting Officer)