Form 10-K
period 2019-12-31
OMPHALOS, CORP
filed 2020-03-30
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2019

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

011-8863-322-9658
(Registrant's telephone number, including area code)

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
Yes [X] No [   ]

Indicate by check mark whether registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes [X_] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X ]	Smaller reporting company [X]
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
Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

As of June 28, 2019, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $491,908 based on the closing price of $0.045 for the registrant’s common stock.

The number of shares of registrant's common stock outstanding, as of March 30, 2020 was 115,063,760.

PART I

Item 1. Business.

Soyodo Group Holdings, Inc. ("Soyodo") was incorporated on May 15, 1997 as Quixit, Inc. under the laws of the state of Colorado. On January 16, 2003, TOP Group Corp., a New York corporation, purchased 4,400,000 shares of the company's common stock, which represented 88% of the company's outstanding capital stock at that time. Prior to the change in control, the company's purpose was to investigate opportunities to be acquired by a company that desired to be registered under the Securities Exchange Act of 1934, as amended. In March 2003, the company changed its state of incorporation from Colorado to Delaware, and changed its name from Quixit, Inc. to TOP Group Holdings, Inc. In August of 2005, the company changed its name from TOP Group Holdings, Inc. to Soyodo Group Holdings, Inc.

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

On February 5, 2008, Soyodo Group Holdings, Inc. entered into and completed the transactions contemplated under a Share Exchange Agreement (the "Exchange Agreement") with each of the shareholders (the "Shareholders") of Omphalos Corp. (B.V.I.), a British Virgin Islands corporation, pursuant to which Soyodo purchased from the Shareholders all issued and outstanding shares of Omphalos Corp. (B.V.I.)' common stock in consideration for the issuance of an aggregate of 81,996,275 shares of Soyodo common stock (the "Share Exchange"). The Share Exchange resulted in a change in control of Soyodo with the Shareholders owning 81,996,275 shares of common stock of the Company out of a total of 90,191,275 issued and outstanding shares after giving effect to the Share Exchange. Shen-Peir Yang beneficially owned 55,347,485 shares of common stock and was elected a director and appointed as the Company's President. Chi Pi Yun beneficially owned 2,049,907 shares of common stock and was appointed as the Company's Chief Financial Officer. Li Shen-Ren beneficially owned 4,099,814 shares of common stock and was appointed as the Company's Chief Operating Officer. As a result of the Exchange Agreement, (i) Omphalos Corp. (B.V.I.) became a wholly-owned subsidiary of Soyodo and (ii) the Soyodo succeeded to the business of Omphalos Corp. (B.V.I.) as its sole business.

Effective April 18, 2008, Soyodo entered into an Agreement and Plan of Merger (the "Merger Agreement") with Omphalos, Corp., a Nevada corporation. Pursuant to the Merger Agreement, Soyodo was merged with and into the surviving corporation, Omphalos Corp. The articles of incorporation and bylaws of the surviving corporation became the articles of incorporation and bylaws of the Company, and the directors and officers of Soyodo became the members of the board of directors and officers of the Company. Following the execution of the Merger Agreement, the Company filed with the Secretary of State of Delaware and Nevada a Certificate of Merger. Omphalos, Corp. was incorporated on April 15, 2008, under the laws of the State of Nevada. The main purpose of the merger is to change Soyodo's name to Omphalos, Corp.

Omphalos, Corp. and these four corporations are referred to herein collectively as the "Company" or "Omphalos."

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

Omphalos markets its products in both Taiwan and China. Omphalos' clients are mainly big name Taiwanese electronics manufacturing giants, including Quanta Computer Inc., Universal Scientific Industrial Co., and Advantech in Taiwan, and QSMC, in China.

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

During the year ended December 31, 2019, the Company obtained approximately 71% of the equipment and parts that it sells to its customers from one local suppliers, EPCiS Technology Co., Ltd. The vendor is a Taiwanese company.

Marketing

Most of the Omphalos' business is generated through personal relationships with its major customers. In addition, it may participate in trade shows and occasionally run advertisements in trade journals and newspapers.

Markets and Customers

Omphalos' customers include a number of major electronic manufacturing companies. For the year ended December 31, 2019, one customer accounted for more than 10% of the Company's total revenues, represented approximately 72% of its total net revenues.

Regulations

Omphalos is not subject to any significant government regulation that is particular to its business.

Competition

Omphalos's industry is highly competitive. Omphalos believes that its principal direct competitors are the manufacturers of the equipment themselves. These include Japanese companies such as Sayaka, Tamura Furukawa and Ishikawa.

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

We believe that our competitive edge is our responsiveness to our customers' needs, both in terms of speed as well as in our ability to modify the equipment in accordance with the customers' instructions.

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

Employees

As of March 30, 2020, Omphalos had seven full-time employees. None of its employees are represented by a labor union, and Omphalos considers its employee relations to be excellent. Omphalos seeks to use contract workers and anticipates maintaining a small full-time employee base.

Available Information

We file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with the SEC. These reports will be available as soon as reasonably practical after such reports are electronically filed with, or furnished to, the SEC. All of these documents are available in print without charge to stockholders upon request. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference rooms in Washington, D.C.

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

Our audited financial statements for the years ended December 31, 2019 and 2018 were prepared based on the assumption that we will continue our operations as a going concern. We had net losses of $226,870 and $191,818 during the years ended December 31, 2019 and 2018, respectively. As a result, there may be substantial doubt about our ability to continue as a going concern. Our future is dependent upon our ability to implement our business plans and upon our future profitable operations.

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

The global industries in which we operate are characterized by ongoing changes, including: (1) higher capital requirements for building and operating new semiconductor and LCD fabrication plants and the resulting effect on customers' ability to raise the necessary capital; (2) differing rates of market growth for, and capital investments by, various semiconductor device makers, such as memory (including NAND Flash and DRAM), logic and foundry, as well as LCD and solar manufacturers; (3) industry growth rates; (4) the increasing cost and decreasing affordability of research and development due to many factors, including decreasing line widths, the increasing number of materials, applications and process steps, and the greater complexity of process development and chip design; (5) the increasing difficulty for customers to move from product design to volume manufacturing; (6) the importance of reducing the cost of system ownership, due in part to the increasing significance of consumer electronics as a driver for semiconductor and LCD demand and the related focus on lower prices; (7) varying levels of business information technology spending; (8) the heightened importance to customers of system reliability and productivity, and the effect on demand for systems as a result of their increasing productivity, device yield and reliability; (9) the growing types and varieties of semiconductors and expanding number of applications across multiple substrate sizes, resulting in customers' divergent technical demands; (10) demand for shorter cycle times for the development, manufacture and installation of manufacturing equipment; (11) the challenge to semiconductor manufacturers of moving volume manufacturing from one technology node to the next smaller technology node, and the resulting impact on the technology transition rate and the rate of investment in capital equipment; (12) price trends for certain semiconductor devices and LCDs; (13) difficulties associated with transitioning to larger substrate sizes; and (14) the increasing importance of the availability of spare parts to assure maximum system uptime. If we do not successfully manage the risks resulting from the ongoing changes occurring in the semiconductor and semiconductor-related industries, its business, financial condition and results of operations could be materially and adversely affected.

The industries that Omphalos serves are volatile and unpredictable.

As a supplier to the global semiconductor, computer and related industries, we are subject to business cycles, the timing, length and volatility of which can be difficult to predict and which may vary by reportable segment. The industries have historically been cyclical due to sudden changes in customers' manufacturing capacity requirements and spending, which depend in part on capacity utilization, demand for customers' products, and inventory levels relative to demand. The effects on Omphalos of these changes in demand, including end-customer demand, are occurring more rapidly. These changes have affected the timing and amounts of customers' purchases and investments in technology, and continue to affect our orders, net sales, gross margin, contributed profit and results of operations.

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

Our semiconductor and other customer base historically have been, and is becoming even more, highly concentrated. For the year ended December 31, 2019, one major customer accounted for approximately 71.82% of Omphalos' total revenues. Orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our net sales. In addition, the mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If customers do not place orders, or they delay or cancel orders, we may not be able to replace the business. As our products are configured to customer specifications, changing, rescheduling or canceling orders may result in significant, non-recoverable costs. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us. In addition, certain customers have undergone significant ownership changes, have outsourced manufacturing activities, and/or have entered into strategic alliances or industry consortia that have increased the influence of key semiconductor manufacturers in technology decisions made by their partners, which may result in additional complexities in managing customer relationships and transactions. These factors could have a material, adverse effect on our business, financial condition and results of operations.

Omphalos is highly dependent on one supplier.

For the year ended December 31, 2019, Omphalos obtained 70.91% of the equipment and parts that it sells to its customers from one vendor. If the vendor was to cease supplying us with products for any reason, this would force us to find alternative sources for our products. A change in suppliers could cause a delay in availability of products and a possible loss of sales, which could adversely affect our operating results.

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

Unfavorable global economic conditions, including as a result of health and safety concerns, could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the outbreak of COVID-19. The outbreak in China has resulted in the temporary closures of factories as mandated by the provincial governments in various provinces of China from late January to March, which has adversely affected our ability to supply equipment, services and related products to our customers. Due to the Chinese factories’ shutdowns and traffic restrictions during the outbreak in China and potential shutdowns and traffic restrictions in the countries where our suppliers are located, our supply chain and business operations of our suppliers may be affected. Disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, could have adverse ripple effects on our manufacturing output and delivery schedule. We also face difficulties in collecting our accounts receivables due to the effects of COVID-19 on our customers and risk gaining a large amount of bad debt. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate.

Although China has already begun to recover from the outbreak of COVID-19, the epidemic continues to spread on a global scale and there is the risk of the epidemic returning to China in the future, thereby causing further business interruption. While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. If our future sales continue to decline significantly, we may risk facing bankruptcy due to our recurring fixed expenses. The extent to which COVID-19 impacts our results will depend on many factors and future developments, including new information about COVID-19 and any new government regulations which may emerge to contain the virus, among others.

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

If we lose our key employee, Sheng-Peir Yang, our Chief Executive Officer, our business could suffer. Our success is highly dependent on our ability to attract and retain qualified technical and management personnel. We are highly dependent on our management. Mr. Yang has an employment agreement with the Company. However, the loss of Mr. Yang's services could have a material adverse effect on our operations. If we were to lose this individual, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies. We do not have key-man life insurance in place for any person working for us.

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

•	announcements of new acquisitions, discoveries or other business initiatives by our competitors;
•	our ability to take advantage of new acquisitions, discoveries or other business initiatives;
•	quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	changes in analysts' estimates affecting the Company, our competitors and/or our industry;
•	changes in the accounting methods used in or otherwise affecting our industry;
•	additions and departures of key personnel;
•	fluctuations in interest rates and the availability of capital in the capital markets; and
•	significant sales of our common stock, including sales by the investors and/or future investors in future offerings we expect to make to raise additional capital.

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

Applicable SEC rules governing the trading of "penny stocks" limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Shares of common stock may be considered a "penny stock" and be subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such stock.

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

Generally, Omphalos maintains short-term leases for its office and warehouse, with options to renew, where possible. The terms of the lease for office and warehouse have been extended to January 31, 2022 and October 1, 2020, respectively. The Company paid a monthly rent of approximately $2,783 for the periods ended December 31, 2019 and 2018. Accordingly, rent expense under the office and warehouse lease agreements amounted to approximately $33,396 and $34,300 for the periods ended December 31, 2019 and 2018, respectively.

Item 3. Legal Proceedings.

None

Item 4. [Removed and Reserved.]

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB under the trading symbol "OMPS."

The following table sets forth, for the period indicated, the range of the high and low sales prices of our common stock, as reported by the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Year Ended December 31,
			First		Second		Third		Fourth

2019	High	$	*		$0.045		$0.065		$0.06
	Low	$	*		$0.045		$0.065		$0.035

2018	High	$	*		$0.045	$	*	$	*
	Low	$	*		$0.045	$	*	$	*

2017	High		$0.10	$	*		$0.10		$0.045
	Low		$0.10	$	*		$0.10		$0.045

*no public trading volume

There were approximately 72 common stock holders of record of our common stock as of March 30, 2020.

Although we paid dividends on our common stock in 2008 totaling $175,260, or approximately $0.00583 per share, we paid no dividends on our common stock in 2009, 2010, 2011, 2012, 2013, 2014, 2015, 2016, 2017, 2018 or 2019. We do not have a policy of paying regular dividends and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

Recent Transactions Involving Unregistered Securities

None

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements. This MD&A should also be read in conjunction with the Item 1.A. "Risk Factors."

Overview

The Company, through Omphalos Corp. - Taiwan, is in the business of supplying a wide range of equipment and parts including reflow soldering ovens and Automated Optical Inspection (AOI) machines to printed circuit board (PCB) manufacturers in Taiwan and China. The clients are mainly Taiwanese and Chinese electronics manufacturing companies, including EPCiS Technology Co., Ltd., Delta Electronics (Jiangsu) Ltd., and Wistron Corporation.

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

Basis of Consolidation - The consolidated financial statements include the accounts of Omphalos Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Going Concern - The Company has incurred net losses during the past two years and had an accumulated deficit of $2,447,010 and $2,220,140 as of December 31, 2019 and 2018, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable - Accounts receivable are carried at original invoice amount less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts on a quarterly basis based on a review of the current status of existing receivables, account aging, historical collection experience, subsequent collections, management's evaluation of the effect of existing economic conditions, and other known factors. The provision is provided for the above estimates made for all doubtful receivables. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. Recoveries of trade receivables previously written off are recorded when received. Allowance for doubtful debts amounted to $0 as of December 31, 2019 and 2018, respectively.

Inventory - Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods. Allowance for slow-moving inventory amounted to $414,498 and $436,409 at December 31, 2019 and 2018, respectively.

Property and Equipment - Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Furniture and fixtures	3 years
Machinery and equipment	3 to 5 years
Leasehold improvements	55 years

Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statement of income for the period. The accumulated depreciation was $97,751 and $121,865 at December 31, 2019 and 2018, respectively. Depreciation expense was $864 and $2,687 for the years ended December 31, 2019 and 2018, respectively.

Intangible Assets - Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $40,938 and $36,778 at December 31, 2019 and 2018, respectively. Amortization expense was $3,237 and $3,316 for the years ended December 31, 2019 and 2018, respectively.

Impairment of Long-Lived Assets - The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist.

Revenue Recognition - During the fiscal year 2018, the Company has adopted Accounting Standards Codification ("ASC"), Topic 606 (ASC 606), Revenue from Contracts with Customers, using the modified retrospective method to all contracts that were not completed as of January 1, 2018. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of accumulated deficit at the beginning of 2018. The results for the Company's reporting periods beginning on and after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Based on the Company's review of existing sales contracts as of January 1, 2018, the Company concluded that the adoption of the new guidance did not have a significant change on the Company's revenue during all periods presented.

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

Merchandise Sales: The Company recognizes net revenues from machinery product sales when customers obtain control of the Company's products, which typically occurs upon delivery to customer. Product revenues are recorded at the net sales price, or "transaction price," which includes applicable reserves for variable consideration, including discounts, allowances, and returns.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

	For the year ended
	December 31, 2019	December 31, 2018
Laser Machine	$129,460	$439,972
Machine Parts	56,839	87,661
Total	$186,299	$527,633

Revenue by Geography

	For the year ended
	December 31, 2019	December 31, 2018
Asia Pacific	$186,299	$527,633
Total	$186,299	$527,633

Leases - The Company adopted FASB Accounting Standards Codification, Topic 842, Leases ("ASC 842") using the modified retrospective approach, electing the practical expedient that allows the Company not to restate its comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption. For the comparative periods prior to adoption, the Company presented the disclosures which were required under ASC 840.

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

The new leasing standard requires recognition of leases on the consolidated balance sheets as right-of-use ("ROU") assets and lease liabilities. ROU assets represent the Company's right to use underlying assets for the lease terms and lease liabilities represent the Company's obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. The Company's future minimum based payments used to determine the Company's lease liabilities mainly include minimum based rent payments. As most of Company's leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

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

The adoption of ASC 842 had a substantial impact on the Company's consolidated balance sheets. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. Accordingly, adoption of this standard resulted in the recognition of operating lease right-of-use assets of $85,704 and operating lease liabilities of $85,704 comprised of $33,019 of current operating lease liabilities and $52,685 of non-current operating lease liabilities on the consolidated balance sheet as of January 1, 2019. The adoption of ASC 842 did not result in a cumulative-effect adjustment to the opening balance of accumulated deficit.

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

Research and Development Expenses - Research and development costs are generally expensed as incurred. The Company did not incur any significant research and development expenses during the years ended December 31, 2019 and 2018.

Income Taxes - The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

Loss Per Share - The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10") which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the years ended December 31, 2019 and 2018, the Company did not have any common equivalent shares.

Fair Value Measurements - FASB ASC 820, "Fair Value Measurements" defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

•

Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

•

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 - Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

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

Foreign-currency Transactions - Foreign-currency transactions are recorded in New Taiwan dollar ("NTD") at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollar, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under stockholders' equity (deficit).

Statement of cash flows - Cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Translation Adjustment - The accounts of the Company were maintained, and its financial statements were expressed, in New Taiwan Dollar ("NTD"). Such financial statements were translated into U.S. Dollars ("$" or "USD") in accordance ASC 830, "Foreign Currency Matters", with the NTD as the functional currency. According to the financial statements, all assets and liabilities are translated at the current exchange rate, stockholders' equity (deficit) are translated at the historical rates, and income statement items are translated at an average exchange rate for the period.

Comprehensive Income (Loss) - Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders' equity and statements of operations and comprehensive income (loss).

Reclassifications - Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Recently Issued Accounting Pronouncements

Fair Value Measurement: In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement ("Topic 820"): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

Results of Operations

The following table presents the consolidated results of the Company for the years ended December 31, 2019 and 2018.

	Years ended December 31,		Change in
	2019	2018	$	%
Net sales	$186,299	$527,633	$(341,334)	(64.7)%
Cost of sales	132,286	308,996	(176,710)	(57.2)%
Gross profit	54,013	218,637	(164,624)	(75.3)%
Selling, general and administrative expenses	261,361	386,626	(125,265)	(32.4)%
Loss from operations	(207,348)	(167,989)	(39,359)	23.4%
Other expenses, net	(19,522)	(23,829)	4,307	(18.1)%
Loss before provision for income tax	(226,870)	(191,818)	(35,052)	18.3%
Provision for income taxes	-	-	-	-
Net Loss	$(226,870)	$(191,818)	$(35,052)	18.3%

Net Sales: Net sales were $186,299 for the year ended December 31, 2019, compared to $527,633 for the year ended December 31, 2018, representing a decrease of $341,334, or 64.7%. Net sales from our laser machine sold were $129,460 and $439,972 for the years ended December 31, 2019 and 2018, respectively. Net sales from our service rendered to customers and parts sold were $56,839 and $87,661 for the years ended December 31, 2019 and 2018, respectively. The decrease in sales was primarily a result of the decrease in the selling quantity of laser machine. Due to the highly competitive market, we sold two pieces and eight pieces of reflow soldering ovens and automated optical inspection machines and laser marking system to printed circuit board (PCB) manufacturers during the years ended December 31, 2019 and 2018, respectively.

Cost of Sales: Cost of sales was $132,286 for the year ended December 31, 2019, as compared to $308,996 for the year ended December 31, 2018, representing a decrease of $176,710, or 57.2%. The decrease in cost of sales during the year ended December 31, 2019 was mainly attributable to the decrease in sales as compared to 2018.

Gross Margin: Gross profit was $54,013 for the year ended December 31, 2019, compared to $218,637 for the year ended December 31, 2018, representing a decrease of $164,624, or 75.3%. Gross profit as a percent of net sales was 29.0% in 2019, compared to 41.4% in 2018. The decrease in gross profit percentage was because we sold automated optical inspection machines with lower margins during the year ended December 31, 2019.

Selling, General and Administrative Expenses: Selling, general and administrative expenses were $261,361 or 140.3% of net sales, for the year ended December 31, 2019, as compared to $386,626 or 73.3% of net sales for the year ended December 31, 2018, representing a decrease of $125,265 or 32.4%. The decrease in selling, general and administrative expenses was primarily due to the decreases in payroll expenses, insurance expenses, traveling expenses, and commission expenses, partially offset by the increase in professional expenses.

Loss from Operations: Loss from operations has increased by $39,359, or 23.4% to $207,348 for the year ended December 31, 2019 from $167,989 for the year ended December 31, 2018. The increase in loss from operations for the year ended December 31, 2019, compared with loss from operations for the year ended December 31, 2018, was a result of the decrease in net sales.

Other Expenses, net: Other expenses, net was $19,522 for the year ended December 31, 2019, as compared to $23,829 for the year ended December 31, 2018. This change was primarily attributable to the increase in gain on disposal of fixed assets during the year ended December 31, 2019.

Net Loss: Net loss was $226,870 for the year ended December 31, 2019, as compared to $191,818 for the year ended December 31, 2018. The increase in net loss was due to the reasons described above.

Liquidity and Capital Resources

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses during the past two years and had an accumulated deficit of $2,447,010 and $2,220,140 as of December 31, 2019 and 2018, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Management's Plan to Continue as a Going Concern

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

Our principal sources of liquidity are cash and cash equivalents, and cash flow from operations. As of December 31, 2019, we had working capital deficit of $1,048,555 as compared to working capital deficit of $1,097,896 as of December 31, 2018. Our cash and cash equivalent have decreased from $55,499 at December 31, 2018 to $4,596 at December 31, 2019.

	For the
	Years Ended
	December 31,
	2019	2018
Net cash provided by (used in) operating activities	$(63,531)	$33,693
Net cash provided by investing activities	12,961	-
Net cash provided by (used in) financing activities	-	-
Effect of exchange rate change on cash and cash equivalents	(333)	(1,245)
Net (decrease) increase in cash and cash equivalents	$(50,903)	$32,448

Net cash flow used in operating activities was $63,531 during the year ended December 31, 2019, as compared to net cash flow provided by operating activities of $33,693 during the year ended December 31, 2018. The decrease of $97,224 of cash provided by operating activities was primarily due to the increase in net loss and the decrease in due to related parties for working capital purpose, partially offset by the decrease in prepaid and other assets and the increase in accrued expenses during the year ended December 31, 2019.

Net cash provided by investing activities was $12,961 and $0 during the years ended December 31, 2019 and 2018, respectively.

The Company did not have any cash flow used in or provided by financing activities during the years ended December 31, 2019 and 2018.

In light of the significant decreases in our net sales over the past fiscal year and current uncertain market and economic conditions, we are aggressively managing our cost structure and cash position to ensure that we will meet our financial obligations while preserving the ability to make investments that will enable us to respond to customer requirements and achieve long-term profitable growth. We currently believe that our cash and cash equivalents, working capital, and cash generated from operations, will be sufficient to meet our forecasted operating expenses and capital expenditures through 2020.

Capital Expenditures

Total capital expenditures during the years ended December 31, 2019 and 2018 were $0.

Currency Exchange Fluctuations

Translation Adjustment - The accounts of the Company were maintained, and its financial statements were expressed, in New Taiwan Dollar ("NTD"). Such financial statements were translated into U.S. Dollars ("$" or "USD") in accordance ASC 830, "Foreign Currency Matters", with the NTD as the functional currency. According to the financial statements, all assets and liabilities are translated at the current exchange rate, stockholders' equity (deficit) are translated at the historical rates, and income statement items are translated at an average exchange rate for the period.

As of December 31, 2019 and December 31, 2018 the exchange rates between the NTD and the USD ($) were NTD1=$0.0334 and NTD1=$0.03267, respectively. The weighted-average rates of exchange between NTD and USD were NTD1=$0.0324 and NTD1=$0.03319 for the years ended December 31, 2019 and December 31, 2018, respectively. Total translation adjustment recognized as of December 31, 2019 and December 31, 2018 is $472,669 and $516,668, respectively.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2019 and December 31, 2018.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management's Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2018, the end of the year covered by this annual report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2018, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure. This Annual Report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC.

Management's Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements, (iii) a lack of segregation of duties within accounting functions and (iv) the absence of any independent directors. Therefore, our internal controls over financial reporting were not effective as of December 31, 2019.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Offices and Corporate Governance. Directors and Executive Officers

Name	Age	Position
Sheng-Peir Yang	63	President, CEO, and Sole Director
Pi-Yun Chu	49	Chief Financial Officer

Shen-Peir Yang, President, Chief Executive Officer and Director

Mr. Yang is the Company's sole director. He has been President and Chief Executive Officer of Omphalos since 1991. He holds a degree in Mechanical Engineering from National Taipei University of Technology. Having run the Company's business for almost 20 years, he is very well-qualified, having extensive knowledge of the performance of our business in a variety of economic cycles, to effectively manage our operations during these challenging economic times.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company is not aware of any securities transaction during the fiscal year ended December 31, 2019, or subsequent thereto what would require a filing pursuant to Section 16 of the Exchange Act of 1934, as amended.

Audit Committee Financial Expert

Our current director acts as our audit committee. The current director was elected President in connection with the merger and is not independent. By virtue of his education, business experience and specific experience with the financial reports for the Company, Mr. Sheng-Peir Yang satisfies the requirements for service as an audit committee financial expert, except for his position as the Company's President, which disqualifies him as an "independent" director, as the term is used in Item 407 of Regulation S-K. An informal search is under way to identify a suitable candidate for service on the Board of Directors as an independent director who would be qualified as an audit committee financial expert.

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

Our articles of incorporation and bylaws provide that we will indemnify our directors and officers and may indemnify our employees or agents to the fullest extent permitted by law against liabilities and expenses incurred in connection with litigation in which they may be involved because of their offices or positions with us. However, nothing in our articles of incorporation or bylaws protects or indemnifies a director, officer, employee or agent against any liability to which that person would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of that person's office or position. To the extent that a director has been successful in defense of any proceeding, the Nevada Revised Statutes provide that the director shall be indemnified against reasonable expenses incurred in connection with the proceeding.

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

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

							Non-
							qualified
							Deferred
						Non-Equity	Compen-	All other
Name and				Stock	Option	Incentive	sation	compen-
principal		Salary	Bonus	Awards	Awards	Plan	Earnings	sation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Sheng-Peir
Yang	2019	$18,039	-	-	-	-	-	-	$18,039
CEO and	2018	$19,945	-	-	-	-	-	-	$19,945
President	2017	$22,594	-	-	-	-	-	-	$22,594

Pi-Yun Chu	2019	$11,163	-	-	-	-	-	-	$11,163
CFO	2018	$10,993	-	-	-	-	-	-	$10,993
	2017	$14,526	-	-		-	-	-	$14,526

We have entered into the following employment agreements:

•

Sheng-Peir Yang entered into an employment agreement with Omphalos on November 30, 2007, to serve as its Chief Executive Officer for a term of two (2) years at a monthly salary of New Taiwan Dollars ("NTD") 185,000(equivalent to $6,185). Effective on February 1, 2017, Mr. Yang agreed to reduce his monthly salary to NTD45,800, equivalent to $1,531. Mr. Yang is required to comply with the non- competition provision contained within the employment agreement. Either party, with proper notice, may terminate the employment agreement, and the employment agreement will be governed and construed by the laws of Taiwan. The agreement has renewed annually and remains in effect.

•

Pi-Yun Chu entered into an employment agreement with Omphalos on November 30, 2007, to serve as its Chief Financial Officer for a term of two (2) years at a monthly salary of NTD55,200 (equivalent to $1,845). Effective on May 1, 2017, Ms. Chu agreed to reduce her monthly salary to NTD27,600, equivalent to $923. Ms. Chu is required to comply with the non-competition provision contained within the employment agreement. Either party, with proper notice, may terminate the employment agreement, and the employment agreement will be governed and construed by the laws of Taiwan. The agreement has renewed annually and remains in effect.

Outstanding Equity Awards at Fiscal Year-End

As of our fiscal years ended December 31, 2019 and 2018, we did not have any stock option plan or stock incentive plan and there were no outstanding equity awards as of our fiscal years ended December 31, 2019 and 2018. No equity awards were granted during the year ended December 31, 2019.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the number of shares of common stock beneficially owned as of March 30, 2020 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o Omphalos, Corp.

		Percentage of
	Common Stock	Common Stock
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned (1)
Sheng-Peir Yang	103,449,162	89.9%

Pi-Yun Chu	683,302	0.6%*

All officers and directors as a group (2 persons)	104,132,464	90.5%

* Denotes less than 1%

Beneficial ownership percentages give effect to the completion of the Share Exchange, and are calculated based on shares of common stock issued and outstanding and is based on a total of 115,063,760 shares of common stock that were issued and outstanding as of March 30, 2020. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 30, 2020. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person's name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our sole director, Mr. Yang, is a named executive officer of the Company and, accordingly, is not "independent" for purposes of any securities market requirements.

Omphalos does not own any real property. The Company leases an office from the wife of our sole director, Mr. Yang. The annual rent of NT$672,000 (NT$56,000 monthly), is approximately US$21,744.

Item 14. Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by KCCW Accountancy Corp.

	Year	Year
	Ended	Ended
	December	December
	31, 2019	31, 2018

Audit Fees	$31,000	$31,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$31,000	$31,000

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and the full Board of Directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our full Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2019, is compatible with maintaining the auditor's independence.

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

Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements: See "Index to Consolidated Financial Statements" in Part II, Item 8 of the Form 10-K.

2.	Financial Statement Schedule: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

Exhibit Number	Description
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
10.6

Debt Conversion Agreement dated November 30, 2018 by and among Omphalos, Corp., Sheng-Peir Yang, Omphalos Corp. (Taiwan), and All Fine Technology Co., Ltd. (Taiwan), incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on January 4, 2019.

21	List of Subsidiaries, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2011.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act++
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act++
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

++filed herewith

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omphalos, Corp.

Dated: March 30, 2020	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Sheng-Peir Yang	Chief Executive Officer and	March 30, 2020
Director (Principal Executive Officer)
Sheng-Peir Yang

/s/Pi-Yun Chu	Chief Financial Officer (Principal
	Financial and Accounting Officer)	March 30, 2020
Pi-Yun Chu

OMPHALOS, CORP.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2019 AND 2018 AND
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Omphalos Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Omphalos Corp. and its subsidiaries ( "the Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with the U.S. generally accepted accounting principles.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that Omphalos Corp. will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 1 and 6 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KCCW Accountancy Corp.

We have served as the Company's auditor since 2008.
Diamond Bar, California
March 30, 2020

OMPHALOS, CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
Assets

Current assets
Cash and cash equivalents	$4,596	$55,499
Accounts receivable, net	3,268	16,918
Inventory, net	64,358	86,708
Prepaid and other current assets	23,684	40,776
Total current assets	95,906	199,901

Leasehold improvements and equipment, net	453	4,153
Operating lease right-of-use assets	56,127	-
Intangible assets, net	10,011	13,056
Deposits	2,844	2,782
Total Assets	$165,341	$219,892

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$20,915	$17,268
Accrued salaries and bonus	11,924	6,468
Accrued expenses	31,659	31,167
Advance from customers	-	744
Due to related parties	881,527	752,113
Loan from shareholders - current portion	167,000	490,037
Operating lease liability - current portion	31,436	-
Total current liabilities	1,144,461	1,297,797

Non-current liabilities
Loan from shareholders, less current portion	835,000	490,037
Operating lease liability, less current portion	24,691	-
Total liabilities	2,004,152	1,787,834

Stockholders' deficit
Common stock, $0.0001 par value, 120,000,000 shares authorized, 115,063,760 shares issued and outstanding as of December 31, 2019 and 2018	11,507	11,507
Additional paid-in capital	124,023	124,023
Accumulated other comprehensive income	472,669	516,668
Accumulated deficit	(2,447,010)	(2,220,140)
Total stockholders' deficit	(1,838,811)	(1,567,942)

Total Liabilities and Stockholders' Deficit	$165,341	$219,892

The accompanying notes are an integral part of these consolidated financial statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

Sales, net	$186,299	$527,633

Cost of sales	132,286	308,996

Gross profit	54,013	218,637

Selling, general and administrative expenses	261,361	386,626

Loss from operations	(207,348)	(167,989)

Other income (expenses)
Interest income	62	175
Interest expense	(29,160)	(29,871)
Gain (loss) on foreign currency exchange	(571)	5,867
Gain on disposal of fixed asset	10,147	-
Total other income (expenses)	(19,522)	(23,829)

Loss before provision for income taxes	(226,870)	(191,818)

Provision for income taxes		-

Net loss	$(226,870)	$(191,818)
Weighted average number of common shares:
Basic and diluted	115,063,760	37,515,814

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)

Other Comprehensive Loss:
Net loss	$(226,870)	$(191,818)
Foreign currency translation adjustment, net of tax	(43,999)	50,946
Comprehensive Loss	$(270,869)	$(140,872)

The accompanying notes are an integral part of these consolidated financial statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Income	Total

Balance at December 31, 2017	30,063,760	$3,007	$47,523	$(2,028,322)	$465,722	$(1,512,070)
Debt conversion	85,000,000	8,500	76,500	-	-	85,000
Translation adjustment	-	-	-	-	50,946	50,946
Net loss	-	-	-	(191,818)	-	(191,818)
Balance at December 31, 2018	115,063,760	$11,507	$124,023	$(2,220,140)	$516,668	$(1,567,942)
Translation adjustment	-	-	-	-	(43,999)	(43,999)
Net loss	-	-	-	(226,870)	-	(226,870)
Balance at December 31, 2019	115,063,760	$11,507	$124,023	$(2,447,010)	$472,669	$(1,838,811)

The accompanying notes are an integral part of these consolidated financial statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Cash flows from operating activities
Net loss	$(226,870)	$(191,818)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	4,101	6,003
Gain on disposal of fixed assets	(10,147)	-
Changes in assets and liabilities:
Decrease in accounts receivable	13,609	26,299
Decrease in inventory	23,563	28,459
Decrease (increase) in prepaid and other assets	17,465	(20,030)
Increase in accounts payable	3,163	433
Increase (decrease) in accrued expenses	4,953	(22,604)
(Decrease) increase in advance from customers	(738)	756
Increase in due to related parties	107,370	206,195
Net cash (used in) provided by operating activities	(63,531)	33,693

Cash flows from investing activities
Proceeds from disposal of equipment	12,961	-
Net cash provided by investing activities	12,961	-

Effect of exchange rate changes on cash and cash equivalents	(333)	(1,245)

Net (decrease) increase in cash and cash equivalents	(50,903)	32,448

Cash and cash equivalents
Beginning	55,499	23,051
Ending	$4,596	$55,499

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$4,860	$27,382
Income tax	$-	$-

Non-cash financing and investing activities
Shareholder's debt conversion	$-	$85,000

The accompanying notes are an integral part of these consolidated financial statements.

OMPHALOS, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Omphalos Corp. was incorporated as TOP Group Holdings, Inc. under the laws of Delaware in March 2003 and later changed its name to Soyodo Group Holdings, Inc. (the "Soyodo") in August 2005. On February 5, 2008, Soyodo acquired the outstanding shares of Omphalos Corp. Omphalos Corp. (the "Omphalos BVI) was incorporated on October 30, 2001 under the laws of the British Virgin Islands. For accounting purposes, the acquisition was treated as a recapitalization of Omphalos BVI. Omphalos BVI owns 100% of Omphalos Corp. (Taiwan), All Fine Technology Co., Ltd. (Taiwan), and All Fine Technology Co., Ltd. (B.V.I.). Omphalos Corp. (Taiwan) was incorporated on February 13, 1991 under the laws of Republic of China. All Fine Technology Co., Ltd. (Taiwan) was incorporated on March 23, 2004 under the laws of Republic of China. All Fine Technology Co., Ltd. (B.V.I.) was incorporated on February 2, 2005 under the laws of the British Virgin Islands. Omphalos Corp. (B.V.I.) and its subsidiaries supplies a wide range of equipment and parts including reflow soldering ovens and automated optical inspection machines for printed circuit board (PCB) manufacturers in Taiwan and China.

Effective April 18, 2008 Soyodo entered into an Agreement and Plan of Merger (the "Merger Agreement") with Omphalos, Corp., a Nevada corporation. Pursuant to the Merger Agreement, Soyodo was merged with and into the surviving corporation, Omphalos Corp. The certificate of incorporation and bylaws of the surviving corporation became the certificate of incorporation and bylaws of the Company, and the directors and officers of Soyodo became the members of the board of directors and officers of the Company. Following the execution of the Merger Agreement, the Company filed a Certificate of Merger with the Secretary of State of Delaware and Nevada. Omphalos, Corp wasincorporated on April 15, 2008 under the laws of the state of Nevada. The main purpose of the merger is to change the company's name to Omphalos, Corp.

Basis of Consolidation- The consolidated financial statements include the accounts of Omphalos Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Going Concern-The Company has incurred a net loss of $226,870 and $191,818 during the years ended December 31, 2019 and 2018, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable - Accounts receivables are carried at original invoice amount less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts on a quarterly basis based on a review of the current status of existing receivables, account aging, historical collection experience, subsequent collections, management's evaluation of the effect of existing economic conditions, and other known factors. The provision is provided for the above estimates made for all doubtful receivables. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. Recoveries of trade receivables previously written off are recorded when received. Allowance for doubtful debts amounted to $0 as of December 31, 2019 and 2018.

Inventory - Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods. Allowance for slow-moving inventory amounted to $414,498 and $436,409 at December 31, 2019 and 2018, respectively.

Property and Equipment - Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

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

Impairment of Long-Lived Assets - The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if warranted by events and circumstances. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Management has determined that no impairments of long-lived assets currently exist.

Revenue Recognition - During the fiscal year 2018, the Company has adopted FASB Accounting Standards Codification ("ASC"), Topic 606 ("ASC 606"), Revenue from Contracts with Customers, using the modified retrospective method to all contracts that were not completed as of January 1, 2018. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of accumulated deficit at the beginning of 2018. The results for the Company's reporting periods beginning on and after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Based on the Company's review of existing sales contracts as of January 1, 2018, the Company concluded that the adoption of the new guidance did not have a significant change on the Company's revenue during all periods presented.

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

Merchandise Sales: The Company recognizes net revenues from machinery product sales when customers obtain control of the Company's products, which typically occurs upon delivery to customer. Product revenues are recorded at the net sales price, or "transaction price," which includes applicable reserves for variable consideration, including discounts, allowances, and returns.

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

The following tables provide details of revenue by major products and by geography.

Revenue by Major Products

	For the year ended
	December 31, 2019	December 31, 2018
Laser Machine	$129,460	$439,972
Machine Parts	56,839	87,661
Total	$186,299	$527,633

Revenue by Geography

	For the year ended
	December 31, 2019	December 31, 2018
Asia Pacific	$186,299	$527,633
Total	$186,299	$527,633

Leases - The Company adopted FASB Accounting Standards Codification, Topic 842, Leases ("ASC 842") using the modified retrospective approach, electing the practical expedient that allows the Company not to restate its comparative periods prior to the adoption of the standard on January 1, 2019. As such, the disclosures required under ASC 842 are not presented for periods before the date of adoption. For the comparative periods prior to adoption, the Company presented the disclosures which were required under ASC 840.

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

The new leasing standard requires recognition of leases on the consolidated balance sheets as right-of-use ("ROU") assets and lease liabilities. ROU assets represent the Company's right to use underlying assets for the lease terms and lease liabilities represent the Company's obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. The Company's future minimum based payments used to determine the Company's lease liabilities mainly include minimum based rent payments. As most of Company's leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

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

The adoption of ASC 842 had a substantial impact on the Company's consolidated balance sheets. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. Accordingly, adoption of this standard resulted in the recognition of operating lease right-of-use assets of $85,704 and operating lease liabilities of $85,704 comprised of $33,019 of current operating lease liabilities and $52,685 of non-current operating lease liabilities on the consolidated balance sheet as of January 1, 2019. The adoption of ASC 842 did not result in a cumulative-effect adjustment to the opening balance of accumulated deficit.

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

Research and Development Expenses - Research and development costs are generally expensed as incurred. The Company did not incur any significant research and development expenses during the years ended December 31, 2019 and 2018.

Income Taxes - The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

Loss Per Share - The Company has adopted FASB Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10") which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the years ended December 31, 2019 and 2018, the Company did not have any common equivalent shares.

Concentrations -

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

Customers: The Company sells equipment and parts to printed circuit board (PCB) manufacturers in Taiwan, China, and Malaysia. The Company performs ongoing credit evaluations of its customers' financial condition and generally, requires no collateral. For the year ended December 31, 2019, two customers accounted for more than 10% of the Company's total revenues, represented approximately 73.81% and 11.12% of its total revenues, and 0% of accounts receivable at December 31, 2019. For the year ended December 31, 2018, one customer accounted for more than 10% of the Company's total revenues, represented approximately 84.21% of its total revenues, and 0% of accounts receivable at December 31, 2018.

	Sales for the year		A/R balance as of December 31,
Customer	2019	2018	2019	2018
A	$137,506	$444,155	$-	$-
B	20,717	-	-	-
C	16,885	-	-	-
D	-	34,377	-	15,591
E	-	2,802	-	1,235

Suppliers: For the year ended December 31, 2019, two vendors accounted for more than 10% of the Company's total purchase, represented approximately 70.91% and 23.09% of its total purchase. For the year ended December 31, 2018, 29.4% of the Company's inventory was purchased from one vendor.

Fair Value Measurements - FASB ASC 820, "Fair Value Measurements" defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

10

•

Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

•

Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 - Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

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

Foreign-currency Transactions - Foreign-currency transactions are recorded in New Taiwan dollar ("NTD") at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into New Taiwan dollar, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income except for those foreign currencies denominated investments in shares of stock where such differences are accounted for as translation adjustments under stockholders' equity (deficit).

Statement of Cash Flows - Cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Translation Adjustment - The accounts of the Company were maintained, and its financial statements were expressed, in New Taiwan Dollar ("NTD"). Such financial statements were translated into U.S. Dollars ("$" or "USD") in accordance ASC 830, "Foreign Currency Matters", with the NTD as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at an average exchange rate for the period.

The resulting translation adjustments are reported under other comprehensive income as a component of stockholders' equity.

Comprehensive Income (Loss) - Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its consolidated statements of stockholders' equity and consolidated statements of operations and comprehensive income (loss).

Reclassifications - Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Recently Issued Accounting Pronouncements

Fair Value Measurement: In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement ("Topic 820"): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

NOTE 2. PROPERTY AND EQUIPMENT

The following is a summary of the Company's property and equipment as of December 31:

	2019	2018
Machinery and equipment	$69,598	$68,075
Vehicle	16,677	46,275
Leasehold improvements	11,929	11,668
	98,204	126,018
Less: accumulated depreciation	(97,751)	(121,865)
Property and equipment, net	$453	$4,153

Depreciation expense for the years ended December 31, 2019 and 2018 were $864 and $2,687 respectively.

NOTE 3. INTANGIBLE ASSETS

Summary of our intangible assets is as follows:

	December 31,	December 31,
	2019	2018
Amortized intangible assets:
Patents	$50,949	$49,834
Accumulated amortization	(40,938)	(36,778)
Intangible assets, net	$10,011	$13,056

Amortization of intangible assets was $3,237 and $3,316 for the years ended December 31, 2019 and 2018, respectively.

Estimated amortization for the next five years and thereafter is as follows:

2020	3,230
2021	2,788
2022	948
2023	761
2024	761
Thereafter	1,523
$10,011

NOTE 4. INCOME TAXES

U.S.A

The Company is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. No provision for income taxes have been made as the Company has no taxable income.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the "Tax Act") was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate ("Federal Tax Rate") from 35% to 21% effective January 1, 2018. The 21% Federal Tax Rate will apply to earnings reported for the full 2018 fiscal year. In addition, the Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse.

Income before income taxes for the years ended December 31, 2019 and 2018 includes the results of operations of Taiwan and British Virgin Islands.

British Virgin Islands

Omphalos Corp. (B.V.I.) and All Fine Technology Co., Ltd. (B.V.I.) are incorporated in British Virgin Islands and are not required to pay income tax.

Taiwan

Omphalos Corp. and All Fine Technology Co., Ltd. are incorporated in Taiwan and are subject to Taiwan tax law. The statutory tax rate under Taiwan tax law is 17%. According to the amendments to the "Income Tax Act" enacted by the office of the President of the Republic of China on February 7, 2018, an increase in the statutory income tax rate from 17% to 20% and decrease in the undistributed earning tax from 10% to 5% are effective from January 1, 2018. This increase in the statutory income tax rate does not affect the amounts of the current taxes recognized as of December 31, 2019 and for the year then ended. All Fine Technology Co., Ltd. incurred losses for the years 2019 and 2018. As a result, no tax liability was incurred. Omphalos Corp.'s losses were qualified for net operating losses carryforward for ten years for income tax purposes under Taiwan tax law. The Company believes that it is more likely than not that the net operating loss will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses as of December 31, 2019 and 2018.

The provision for income taxes calculated at the statutory rates in the combined statements of income is as follows for the years ended December 31:

	2019	2018
Current provision:
Computed (provision for) income taxes at statutory rates in U.S.	$-	$-
Computed (provision for) income taxes at statutory rates in BVI	-	-
Computed (provision for) income taxes at statutory rates in Taiwan	-	-
Total current provision	-	-

Deferred provision:
U.S	-	-
BVI	-	-
Taiwan- Net operating loss carryforward	-	-
Valuation allowance	-	-
Total deferred provision	-	-
Provision for income taxes	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2019 and 2018:

	2019		2018
U.S. Federal tax (benefit) at statutory rate	(21%	)	(21%	)
Valuation allowance	21%		21%
Foreign statutory tax (benefit) - Taiwan	(20%	)	(20%	)
Other (a)	20%		20%
Effective tax rate	0%		0%

(a)

Other represents expenses incurred by the Company that are not deductible for Taiwan income taxes and changes in valuation allowance for Taiwanese entities for the years ended December 31, 2019 and 2018, respectively.

NOTE 5. RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2019. On January 31, 2019, the lease term was extended for another three years, which expires on January 31, 2022. The monthly base rent is approximately $1,812. Rent expense under this lease agreement amounted to approximately $21,744 and $22,300 for the years ended December 31, 2019 and 2018, respectively.

Loan from related party

On July 26, 2013, the Company entered a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent approximately $167,168 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015. On July 31, 2015, the loan with the same amount of NT$5,000,000, equivalent approximately $167,168, and the same fixed interest rate of 3% per annum was extended for another two years starting from August 1, 2015 with maturity date on July 31, 2017. On August 1, 2017, the loan with the same amount of NT$5,000,000, equivalent approximately $167,168, and the same fixed interest rate of 3% per annum was extended for another three years starting from August 1, 2017 with maturity date on July 31, 2020.

On December 31, 2013, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its officer and shareholder to advance NT$5,000,000, equivalent approximately $167,168 for working capital purpose. The term of the loan started from January 1, 2014 with maturity date on December 31, 2015. On December 31, 2015, the loan with the same amount of NT$5,000,000, equivalent approximately $167,168, and the same fixed interest rate of 3% per annum was extended for another two years starting from January 1, 2016 with maturity date on December 31, 2018. On January 1, 2019, the loan with the same amount of NT$5,000,000, equivalent approximately $167,168, and the same fixed interest rate of 3% per annum was extended for another three years starting from January 1, 2019 with maturity date on December 31, 2021.

On July 5, 2015, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent approximately $334,336, for working capital purpose. The term of the loan started from July 1, 2015 with maturity date on June 30, 2018. On July 1, 2018, the loan with the same amount of NT$10,000,000, equivalent approximately $334,336, and the same fixed interest rate of 3% per annum was extended for another three years starting from July 1, 2018 with maturity date on June 30, 2021.

On July 1, 2016, the Company entered another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent approximately $334,336, for working capital purpose. The term of the loan started from July 1, 2016 with maturity date on June 30, 2019. On July 1, 2019, the loan with the same amount of NT$10,000,000, equivalent $334,336, and the same fixed interest rate of 3% per annum was extended for another three years starting from July 1, 2019 with maturity date on June 30, 2022.

As of December 31, 2019 and December 31, 2018, there were $1,002,000 and $980,074 loans outstanding, of which $167,000 and $490,037 was presented under current liabilities, respectively.

Interest expense was $29,122 and $29,871 for the years ended December 31, 2019 and 2018, respectively.

Advances from related party

The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. The advances bear no interest rate and are due upon demand by shareholders.

On November 30, 2018, the Company and Mr. Sheng-Peir Yang, the chief executive officer and chairman of the Company entered into a debt conversion agreement (the "Debt Conversion Agreement"). Pursuant to the Debt Conversion Agreement, the Company agreed to issue Mr. Yang 85,000,000 shares of its $0.0001 par value common stock at a conversion price of $0.001 per share in exchange for Mr. Yang's forgiveness of $85,000 that Mr. Yang provided in the form of debt to fund the business operations of the Company.

As of December 31, 2019 and December 31, 2018, there were $881,527 and $752,113 advances outstanding, respectively. The outstanding balance bears no interest and is due upon request.

NOTE 6. LEASE

The Company has no finance leases. The Company's leases primarily include office and warehouse facility spaces and copy machine under various operating lease arrangements. The Company's operating leases have remaining lease terms of up to three years.

Balance sheet information related to the Company's leases is presented below:

December 31, 2019
Operating Leases
Operating lease ROU assets	$56,127

Operating lease liability, current portion	31,436
Operating lease liability, less current portion	24,691
Total operating lease liabilities	$56,127

The following provides details of the Company's lease expenses:

Year Ended
December 31, 2019
Operating lease expenses	$33,057
$33,057

Other information related to leases is presented below:

Year Ended
December 31, 2019
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	33,057

Weighted Average Remaining Lease Term:
Operating leases	1.67 years

Weighted Average Discount Rate:
Operating leases	1.28%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2020	$31,921
2021	22,903
2022	1,947
2023	-
2024	-
Total future minimum lease payments, undiscounted	56,771
Less: Imputed interest	(644)
Present value of future minimum lease payments	$56,127

NOTE 7. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of December 31, 2019 have been incorporated into these financial statements and there are no additional subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."

******

