Form 10-Q
period 2020-03-31
OMPHALOS, CORP
filed 2020-06-29
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 15, 2020, there were 115,063,760 shares of common stock, par value $0.0001 per share, issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act: N/A

EXPLANATORY NOTE

On March 4, 2020 the Securities and Exchange Commission (the “Commission”) issued an Order (Release No. 34-88318) under Section 36 of the Exchange Act granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (the “Order”). The Order provides that a registrant subject to the reporting requirements of Exchange Act Section 13(a) or 15(d), and any person required to make any filings with respect to such a registrant, is exempt from any requirement to file or furnish materials with the Commission under Exchange Act Sections 13(a), 13(f), 13(g), 14(a), 14(c), 14(f), 15(d) and Regulations 13A, Regulation 13D-G (except for those provisions mandating the filing of Schedule 13D or amendments to Schedule 13D), 14A, 14C and 15D, and Exchange Act Rules 13f-1, and 14f-1, as applicable, where certain conditions are satisfied.

As a result of the global outbreak of the COVID-19 virus, the Company’s workforce, who have been largely working remotely during the COVID-19 pandemic, were delayed in completing the processes necessary for its internal controls and preparation of its financial statements and thus were unable to timely prepare this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020. Based on the foregoing, on May 15, 2020, the Company filed a Current Report on Form 8-K to avail itself of a 45-day extension to file this Form 10-Q relying on the exemptions provided by the Order. This Form 10-Q is being filed in reliance on the Order.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$10,197	$4,596
Accounts receivable, net	6,415	3,268
Inventory, net	63,780	64,358
Prepaid and other current assets	19,928	23,684
Total current assets	100,320	95,906

Leasehold improvements and equipment, net	378	453
Operating lease right-of-use assets	47,129	56,127
Intangible assets, net	9,094	10,011
Deposits	2,819	2,844
Total Assets	$159,740	$165,341

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$18,202	$20,915
Accrued salaries and bonus	8,937	11,924
Accrued expenses	33,709	31,659
Due to related parties	915,423	881,527
Loan from shareholders - current portion	165,500	167,000
Operating lease liability - current portion	28,268	31,436
Total current liabilities	1,170,039	1,144,461

Non-current Liabilities
Loan from shareholders, less current portion	827,500	835,000
Operating lease liability, less current portion	18,861	24,691
Total liabilities	2,016,400	2,004,152

Stockholders' deficit
Common stock, $0.0001 par value, 120,000,000 shares authorized, 115,063,760 shares issued and outstanding as of March 31, 2020 and December 31, 2019	11,507	11,507
Additional paid-in capital	124,023	124,023
Accumulated other comprehensive income	490,060	472,669
Accumulated deficit	(2,482,250)	(2,447,010)
Total stockholders' deficit	(1,856,660)	(1,838,811)
Total Liabilities and Stockholders' Deficit	$159,740	$165,341

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019

Sales, net	$9,267	$1,020

Cost of sales	2,460	5,282

Gross profit (loss)	6,807	(4,262)

Selling, general and administrative expenses	35,938	63,818

Loss from operations	(29,131)	(68,080)

Other income (expenses)
Interest expense	(7,470)	(7,300)
Rent income	1,402	-
Gain (loss) on foreign currency exchange	(41)	118
Total other income (expenses)	(6,109)	(7,182)

Loss before provision for income taxes	(35,240)	(75,262)

Provision for income taxes	-	-

Net loss	$(35,240)	$(75,262)

Weighted average number of common shares:
Basic and diluted	115,063,760	115,063,760

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Other Comprehensive Loss:
Net Loss	$(35,240)	$(75,262)
Foreign currency translation adjustment, net of tax	17,391	13,486
Comprehensive Loss	$(17,849)	$(61,776)

See accompanying Notes to Condensed Consolidated Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-in Capital	Deficits	Income	Total

Balance at December 31, 2018	115,063,760	$11,507	$124,023	$(2,220,140)	$516,668	$(1,567,942)
Translation adjustment	-	-	-	-	13,486	13,486
Net loss	-	-	-	(75,262)	-	(75,262)
Balance at March 31, 2019	115,063,760	$11,507	$124,023	$(2,295,402)	$530,154	$(1,629,718)

	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-in Capital	Deficits	Income	Total

Balance at December 31, 2019	115,063,760	$11,507	$124,023	$(2,447,010)	$472,669	$(1,838,811)
Translation adjustment	-	-	-	-	17,391	17,391
Net loss	-	-	-	(35,240)	-	(35,240)
Balance at March 31, 2020	115,063,760	$11,507	$124,023	$(2,482,250)	$490,060	$(1,856,660)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities
Net loss	$(35,240)	$(75,262)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	900	1,467
Changes in assets and liabilities:
Increase in accounts receivable	(3,187)	11,027
Increase in inventory	-	(65,645)
Decrease in prepaid and other assets	3,554	13,352
(Decrease) increase in accounts payable	(2,533)	51,020
(Decrease) increase in accrued expenses	(548)	346
Increase in due to related parties	42,706	12,800
Net cash provided by (used in) operating activities	5,652	(50,895)

Effect of exchange rate changes on cash and cash equivalents	(51)	5,682

Net increase (decrease) in cash and cash equivalents	5,601	(45,213)

Cash and cash equivalents
Beginning	4,596	55,499
Ending	$10,197	$10,286

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$-	$4,867
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S- X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Basis of Consolidation - The condensed consolidated financial statements include the accounts of Omphalos Corp. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Going Concern - The Company has incurred a significant net loss in the past two years and had an accumulated deficit of $2,482,250 and $2,447,010 as of March 31, 2020 and December 31, 2019, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

There can be no assurances that there will be adequate financing available to the Company, and the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: (1) Tightly budgeting and controlling all expenses; (2) Expanding product lines and recruiting a strong sales team to significantly increase sales revenue and profit in 2020; (3) The Company plans to continue actively seeking additional funding opportunities to improve and expand upon its product lines.

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

Inventory - Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $410,775 and $414,498 at March 31, 2020 and December 31, 2019, respectively.

Property and Equipment - Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Furniture and fixtures	3 years
Machinery and equipment	3 to 5 years
Leasehold improvements	55 years

Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statement of income for the period. The accumulated depreciation was $96,943 and $97,751 at March 31, 2020 and December 31, 2019, respectively. Depreciation expense was $71 and $657 for the three months ended March 31, 2020 and 2019, respectively.

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

Intangible Assets - Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $41,397 and $40,938 at March 31, 2020 and December 31, 2019, respectively. Amortization of intangible assets was $829 and $810 for the three months ended March 31, 2020 and 2019, respectively.

Revenue Recognition -During the fiscal year 2018, the Company has adopted FASB Accounting Standards Codification ("ASC"), Topic 606 ("ASC 606"), Revenue from Contracts with Customers, using the modified retrospective method to all contracts that were not completed as of January 1, 2018. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of accumulated deficit at the beginning of 2018. The results for the Company's reporting periods beginning on and after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Based on the Company's review of existing sales contracts as of January 1, 2018, the Company concluded that the adoption of the new guidance did not have a significant change on the Company's revenue during all periods presented.

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

Revenue by Major Products

	For the Three Months Ended
	March 31,
	2020	2019
Machine Parts	$9,267	$1,020
Total	$9,267	$1,020

Revenue by Geography

	For the Three Months Ended
	March 31,
	2020	2019
Asia Pacific	$9,267	$1,020
Total	$9,267	$1,020

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

Research and Development Expenses - Research and development costs are generally expensed as incurred. The Company did not incur any significant research and development expenses during the three and three months ended March 31, 2020 and 2019.

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

Loss Per Share - The Company has adopted FASB Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10") which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the three months ended March 31, 2020 and 2019, the Company did not have any common equivalent shares.

Comprehensive Income (Loss) - Comprehensive income (loss) includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders' equity and statements of operations and comprehensive income (loss).

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

Reclassifications - Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Recently Issued Accounting Pronouncements - Fair Value Measurement: In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement ("Topic 820"): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

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

2. LEASE

The Company has no finance leases. The Company's leases primarily include office and warehouse facility spaces and copy machine under various operating lease arrangements. The Company's operating leases have remaining lease terms of up to two years.

Balance sheet information related to the Company's leases is presented below:

March 31, 2020
Operating Leases
Operating lease ROU assets	$47,129

Operating lease liability, current portion	28,268
Operating lease liability, less current portion	18,861
Total operating lease liabilities	$47,129

The following provides details of the Company's lease expenses:

Three Months Ended
March 31, 2020
Operating lease expenses	$8,679
$8,679

Other information related to leases is presented below:

Three Months Ended
March 31, 2020
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	8,679

Weighted Average Remaining Lease Term:
Operating leases	1.42 years

Weighted Average Discount Rate:
Operating leases	1.28%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2020 (excluding the three months ended March 31, 2020)	$23,050
2021	22,766
2022	1,793
2023	-
2024	-
Total future minimum lease payments, undiscounted	47,609
Less: Imputed interest	(480)
Present value of future minimum lease payments	$47,129

3. RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2019. On January 31, 2019, the lease term was extended for another three years, which expires on January 31, 2022. The monthly base rent is approximately $1,859. Rent expense under this lease agreement amounted to approximately $5,577 and $5,451 for the three months ended March 31, 2020 and 2019, respectively.

Loan from related party

On July 26, 2013, the Company entered into a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent $165,500 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015. On July 31, 2015, the loan with the same amount of NT$5,000,000, equivalent $165,500, and the same fixed interest rate of 3% per annum was extended for another two years starting from August 1, 2015 with maturity date on July 31, 2017. On August 1, 2017, the loan with the same amount of NT$5,000,000, equivalent $165,500, and the same fixed interest rate of 3% per annum was extended for another three years starting from August 1, 2017 with maturity date on July 31, 2020.

On December 31, 2013, the Company entered into another loan agreement bearing interest at a fixed rate at 3% per annum with its officer and shareholder to advance NT$5,000,000, equivalent $165,500 for working capital purpose. The term of the loan started from January 1, 2014 with maturity date on December 31, 2015. On December 31, 2015, the loan with the same amount of NT$5,000,000, equivalent $165,500, and the same fixed interest rate of 3% per annum was extended for another two years starting from January 1, 2016 with maturity date on December 31, 2018. On January 1, 2019, the loan with the same amount of NT$5,000,000, equivalent approximately $165,500, and the same fixed interest rate of 3% per annum was extended for another three years starting from January 1, 2019 with maturity date on December 31, 2021.

On July 5, 2015, the Company entered into another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent $331,000, for working capital purpose. The term of the loan started from July 1, 2015 with maturity date on June 30, 2018. On July 1, 2018, the loan with the same amount of NT$10,000,000, equivalent $331,000, and the same fixed interest rate of 3% per annum was extended for another three years starting from July 1, 2018 with maturity date on June 30, 2021.

On July 1, 2016, the Company entered into another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent $331,000, for working capital purpose. The term of the loan started from July 1, 2016 with maturity date on June 30, 2019. On July 1, 2019, the loan with the same amount of NT$10,000,000, equivalent $331,000, and the same fixed interest rate of 3% per annum was extended for another three years starting from July 1, 2019 with maturity date on June 30, 2022.

As of March 31, 2020 and December 31, 2019, there were $993,000 and $1,002,000 advances outstanding, of which $165,500 and $167,000 was presented under current liabilities, respectively.

Interest expense was $7,470 and $7,300 for the three months ended March 31, 2020 and 2019, respectively.

Advances from related party - The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. The advances bear no interest rate and are due upon demand by shareholders.

As of March 31, 2020 and December 31, 2019, there were $915,423 and $881,527 advances outstanding, respectively. The outstanding balance bears no interest and is due upon request.

4. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2020 have been incorporated into these financial statements and there are no additional subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."

******

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this discussion and analysis by management, contains or incorporates forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably," anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations. The potential risks and uncertainties that could cause our actual results to differ materially from those expressed or implied herein are set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Results of Operations -Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Net sales were $9,267 for the three months ended March 31, 2020 as compared to $1,020 for the three months ended March 31, 2019. This represented an increase of $8,247 or 808.5% compared to the prior year period. The increase in net sales was primarily because more machine parts were sold during the three months ended March 31, 2020.

Cost of sales decreased by $2,822 or 53.4% to $2,460 for the three months ended March 31, 2020, as compared to $5,282 for the three months ended March 31, 2019. Gross profit was $6,807 for the three months ended March 31, 2020, compared to gross loss of $(4,262) for the same period in 2019. Gross profit (loss) as a percentage of net sales was approximately 73.5% for the three months ended March 31, 2020, compared to approximately (417.8%) in the same period in 2019. The change in gross margin was primarily due to higher margin on the products sold in the three months ended March 31, 2020.

For the three months ended March 31, 2020, selling, general and administrative expenses totaled $35,938, represented a decrease of $27,880, or 43.7%, as compared to $63,818 for the same period in 2019. The decrease in selling, general and administrative expenses was primarily attributable to the decrease in salary, professional, entertainment, insurance premiums and repair and maintenance expenses.

For the three months ended March 31, 2020, loss from operations decreased to $29,131 as compared to $68,080 for the three months ended March 31, 2019. This represented a decreased loss of $38,949, or 57.2% comparing the two periods. The decrease in loss from operations was mainly due to the increase in net sales and the decrease in cost of sales and selling, general and administrative expenses for the three months ended March 31, 2020.

Other expenses were $6,109 and $7,182 for the three months ended March 31, 2020 and 2019, respectively. This represented a decreased loss of $1,073 or 14.9%. The main reason for the decreased other expenses was primarily due to the increase in rent income.

Our net loss was $35,240 for the three months ended March 31, 2020, compared to a net loss of $75,262 for the three months ended March 31, 2019. The decrease in net loss for the three months ended March 31, 2020 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $10,197 on March 31, 2020 and $4,596 on December 31, 2019. Our total current assets were $100,320 on March 31, 2020, as compared to $95,906 on December 31, 2019. Our total current liabilities were $1,170,039 on March 31, 2020, as compared to $1,144,461 on December 31, 2019.

We had working capital deficiency of $1,069,719 on March 31, 2019 compared with working capital deficiency of $1,048,555 on December 31, 2019. This increase in working capital deficiency was primarily due to decreased prepaid expense and other current assets and inventory, and increased accrued expenses and due to related parties, which was partially offset by increased cash and cash equivalents and accounts receivables, and the decreased accounts payables, current portion of loan from shareholders and the current portion of lease liability.

Net cash flows provided in operating activities was $5,652 during the three months ended March 31, 2020, an increase of $56,547, compared to net cash flows used in operating activities of $50,895 during the three months ended March 31, 2019. The increase in net cash flow provided by operating activities during the three months ended March 31, 2020 was primarily due to the decreases in net loss and inventory, and the increase in due to related parties, partially offset by the increase in account receivables and prepaid and other current assets, and the decrease in accounts payable and accrued expenses.

We did not have net cash flows provided by nor used in investing activities and financing activities during the three months ended March 31, 2020 and 2019.

Net change in cash and cash equivalents was an increase of $5,601 during the three months ended March 31, 2020. Net change in cash and cash equivalents was a decrease of $45,213 during the three months ended March 31, 2019.

Going Concern

The Company had an accumulated deficit of $2,482,250 and $2,447,010 as of March 31, 2020 and December 31, 2019, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Future Impact of Covid-19

Our results of operations could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the outbreak of COVID-19. The outbreak in China has resulted in the temporary closures of factories as mandated by the provincial governments in various provinces of China from late January to March, which has adversely affected our ability to supply equipment, services and related products to our customers. Due to the Chinese factories' shutdowns and traffic restrictions during the outbreak in China and potential shutdowns and traffic restrictions in the countries where our suppliers are located, our supply chain and business operations of our suppliers may be affected. Disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers' or customers' products, could have adverse ripple effects on our manufacturing output and delivery schedule. We also face difficulties in collecting our accounts receivables due to the effects of COVID-19 on our customers and risk gaining a large amount of bad debt. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020.

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

Resignation of Pi-Yun Chu

On April 1, 2020, Ms. Pi-Yun Chu resigned from her position as Chief Financial Officer (“CFO”) of the Company effective immediately. Ms. Yun’s resignation is not as a result of any disagreement with the Company relating to its operations, policies or practices.

Appointment of Ru Yi Wang

Effective April 1, 2020, the Company’s board of directors (the “Board”) appointed Ms. Ru Yi Wang as CFO of the Company to fill the vacancy created by the resignation of Ms. Yun.

The biographical information of Ms. Wang is set forth below.

Ms. Wang has been with Omphalos since 2015. During that time she functioned in various accounting related positions. She was appointed our Chief Financial Officer in April 2020. Ms. Wang has done extensive accounting coursework.

Ms. Wang does not have a family relationship with any director or executive officer of the Company and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company's proxy statement on Schedule 14A filed with the Commission on March 5, 2003 (the "Proxy Statement").

3.2	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to the Proxy Statement).

3.3	By-Laws of the Company (incorporated by reference to the Proxy Statement).

3.4	Amended and Restated Certificate of Incorporation of the Company Incorporated by reference to the information statement on Schedule 14C filed with the SEC on March 15, 2005).

3.5	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to the information statement on Schedule 14C filed with SEC on August 26, 2005).

3.6	Amended and Restated By-Laws of Omphalos, Corp., incorporated by reference to Exhibit 3.7 of the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2009.

31.1	Certification by Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

31.2	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

32.1	Certification by Principal Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

32.2	Certification by Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase+
101.DEF	XBRL Taxonomy Extension Definition Linkbase+
101.LAB	XBRL Taxonomy Extension Label Linkbase+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase+

*filed herewith
+submitted herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMPHALOS, CORP.

Date: June 29, 2020	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 29, 2020	By:	/s/ Ru Yi Wang
Ru Yi Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)