Form 10-Q
period 2020-06-30
OMPHALOS, CORP
filed 2020-08-13
CIK 1103640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of August 4, 2020, there were 115,063,760 shares of common stock, par value $0.0001 per share, issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act: N/A

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements.

OMPHALOS, CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$8,722	$4,596
Accounts receivable, net	6,533	3,268
Inventory, net	65,456	64,358
Prepaid and other current assets	36,124	23,684
Total current assets	116,835	95,906

Leasehold improvements and equipment, net	317	453
Operating lease right-of-use assets	39,658	56,127
Intangible assets, net	8,463	10,011
Deposits	2,040	2,844
Total Assets	$167,313	$165,341

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$16,051	$20,915
Accrued salaries and bonus	8,100	11,924
Accrued expenses	53,685	31,659
Due to related parties	989,245	881,527
Loan from shareholders - current portion	510,000	167,000
Operating lease liability - current portion	26,063	31,436
Total current liabilities	1,603,144	1,144,461

Non-current Liabilities
Loan from shareholders, less current portion	510,000	835,000
Operating lease liability, less current portion	13,595	24,691
Total liabilities	2,126,739	2,004,152

Stockholders' deficit
Common stock, $0.0001 par value, 120,000,000 shares authorized, 115,063,760 shares issued and outstanding as of June 30, 2020 and December 31, 2019	11,507	11,507
Additional paid-in capital	124,023	124,023
Accumulated other comprehensive income	436,334	472,669
Accumulated deficit	(2,531,290)	(2,447,010)
Total stockholders' deficit	(1,959,426)	(1,838,811)
Total Liabilities and Stockholders' Deficit	$167,313	$165,341

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Six		For the Three
	Months Ended June 30,		Months Ended June 30,
	2020	2019	2020	2019

Sales, net	$14,256	$145,958	$4,989	$144,938

Cost of sales	6,169	120,297	3,709	115,015

Gross profit	8,087	25,661	1,280	29,923

Selling, general and administrative expenses	82,027	136,571	46,089	72,753

Loss from operations	(73,940)	(110,910)	(44,809)	(42,830)

Other income (expenses)
Interest income	1	37	1	37
Rent income	4,763	-	3,361	-
Interest expense	(15,013)	(14,526)	(7,543)	(7,226)
Gain (loss) on foreign currency exchange	(91)	481	(50	363
Gain on disposal of fixed assets	-	10,110	-	10,110
Total other income (expenses)	(10,340)	(3,898)	(4,231)	3,284

Loss before provision for income taxes	(84,280)	(114,808)	(49,040)	(39,546)

Provision for income taxes	-	-	-	-

Net loss	$(84,280)	$(114,808	$(49,040)	$(39,546)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares:
Basic and diluted	115,063,760	115,063,760	115,063,760	115,063,760

Other Comprehensive Income (Loss):
Net loss	$(84,280)	$(114,808)	$(49,040)	$(39,546)
Foreign currency translation adjustment, net of tax	(36,335)	21,443	(53,726)	7,957
Comprehensive Loss	$(120,615)	$(93,365)	$(102,766)	$(31,589)

See accompanying Notes to Condensed Consolidated Financial Statements.

OMPHALOS, CORP.
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Income	Total

Balance at December 31, 2018	115,063,760	$11,507	$124,023	$(2,220,140)	$516,668	$(1,567,942)
Translation adjustment	-	-	-	-	13,486	13,486
Net loss	-	-	-	(75,262)	-	(75,262)
Balance at March 31, 2019	115,063,760	11,507	124,023	(2,295,402)	530,154	(1,629,718)
Translation adjustment	-	-	-	-	7,957	7,957
Net loss	-	-	-	(39,546)	-	(39,546)
Balance at June 30, 2019	115,063,760	$11,507	$124,023	$(2,334,948)	$538,111	$(1,661,307)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Income	Total

Balance at December 31, 2019	115,063,760	$11,507	$124,023	$(2,447,010)	$472,669	$(1,838,811)
Translation adjustment	-	-	-	-	17,391	17,391
Net loss	-	-	-	(35,240)	-	(35,240)
Balance at March 31, 2020	115,063,760	11,507	124,023	(2,482,250)	490,060	(1,856,660)
Translation adjustment	-	-	-	-	(53,726)	(53,726)
Net loss	-	-	-	(49,040)	-	(49,040)
Balance at June 30, 2020	115,063,760	$11,507	$124,023	$(2,531,290)	$436,334	$(1,959,426)

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities
Net loss	$(84,280)	$(114,808)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Amortization and depreciation	1,836	2,336
Bad debt expense	-	1,220
Gain on disposal of fixed assets	-	(10,110)
Changes in assets and liabilities:
Increase in accounts receivable	(3,140)	(18,034)
Decrease in inventory	57	24,065
(Increase) decrease in prepaid and other assets	(10,928)	12,488
(Decrease) increase in accounts payable	(5,132)	58,524
Increase (decrease) in accrued expenses	17,061	(10,466)
Increase in due to related parties	88,495	44,481
Net cash provided by (used in) operating activities	3,969	(10,304)

Cash flows from investing activities
Proceeds from disposal of equipment	-	12,914
Net cash provided by investing activities	-	12,914

Effect of exchange rate changes on cash and cash equivalents	157	9,015

Net increase in cash and cash equivalents	4,126	11,625

Cash and cash equivalents
Beginning	4,596	55,499
Ending	$8,722	$67,124

Supplemental disclosure of cash flows
Cash paid during the year for:
Interest expense	$-	$4,842
Income tax	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

OMPHALOS, CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going Concern - The Company has incurred a significant net loss in the past two years and had an accumulated deficit of $2,531,290 and $2,447,010 as of June 30, 2020 and December 31, 2019, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Inventory - Inventory is carried at the lower of cost or market. Cost is determined by using the specific identification method. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value, and charges to operations for known and anticipated inventory obsolescence. Inventory consists substantially of finished goods and is net of an allowance for slow-moving inventory of $421,944 and $414,498 at June 30, 2020 and December 31, 2019, respectively.

Property and Equipment - Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Furniture and fixtures	3 years
Machinery and equipment	3 to 5 years
Leasehold improvements	55 years

Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statement of income for the period. The accumulated depreciation was $99,652 and $97,751 at June 30, 2020 and December 31, 2019, respectively. Depreciation expense was $143 and $723 for the six months ended June 30, 2020 and 2019, respectively. Depreciation expense was $72 and $66 for the three months ended June 30, 2020 and 2019, respectively.

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

Intangible Assets - Include cost of patent applications that are deferred and charged to operations over their useful lives. The accumulated amortization is $43,402 and $40,938 at June 30, 2020 and December 31, 2019, respectively. Amortization of intangible assets was $1,693 and $1,613 for the six months ended June 30, 2020 and 2019, respectively. Amortization of intangible assets was $864 and $803 for the three months ended June 30, 2020 and 2019, respectively.

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

Revenue by Major Products

	For the Six Months Ended
	June 30,
	2020	2019
Laser Machines	$-	$129,171
Machine Parts	14,256	16,787
Total	$14,256	$145,958

Revenue by Geography

	For the Six Months Ended
	June 30,
	2020	2019
Asia Pacific	$14,256	$145,958
Total	$14,256	$145,958

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

Research and Development Expenses - Research and development costs are generally expensed as incurred. The Company did not incur any significant research and development expenses during the three and six months ended June 30, 2020 and 2019.

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

Loss Per Share - The Company has adopted FASB Accounting Standards Codification subtopic 260-10, Earnings Per Share ("ASC 260-10") which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation of the diluted loss per share if their effect would be anti-dilutive. For the six months ended June 30, 2020 and 2019, the Company did not have any common equivalent shares.

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

Recently Issued Accounting Pronouncements - In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

2.	LEASE

The Company has no finance leases. The Company's leases primarily include office and warehouse facility spaces and copy machine under various operating lease arrangements. The Company's operating leases have remaining lease terms of up to two years.

Balance sheet information related to the Company's leases is presented below:

June 30, 2020
Operating Leases
Operating lease ROU assets	$39,658

Operating lease liability, current portion	26,063
Operating lease liability, less current portion	13,595
Total operating lease liabilities	$39,658

The following provides details of the Company's lease expenses:

Six Months Ended
June 30, 2020
Operating lease expenses	$17,411
$17,411

Other information related to leases is presented below:

Six Months Ended
June 30, 2020
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	17,411

Weighted Average Remaining Lease Term:
Operating leases	1.17 years

Weighted Average Discount Rate:
Operating leases	1.28%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2020 (excluding the six months ended June 30, 2020)	$14,717
2021	23,314
2022	1,982
Total future minimum lease payments, undiscounted	40,013
Less: Imputed interest	(355)
Present value of future minimum lease payments	$39,658

3.	RELATED-PARTY TRANSACTIONS

Operating Leases

The Company leases its facility from a shareholder under an operating lease agreement which expires on January 31, 2019. On January 31, 2019, the lease term was extended for another three years, which expires on January 31, 2022. The monthly base rent is approximately $1,867. Rent expense under this lease agreement amounted to approximately $11,190 and $10,848 for the six months ended June 30, 2020 and 2019, respectively, and approximately $5,613 and $5,397 for the three months ended June 30, 2020 and 2019, respectively.

Loan from related party

On July 26, 2013, the Company entered into a loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$5,000,000, equivalent $170,000 for working capital purpose. The term of the loan started from July 30, 2013 with maturity date on July 29, 2015. On July 31, 2015, the loan with the same amount of NT$5,000,000, equivalent $170,000, and the same fixed interest rate of 3% per annum was extended for another two years starting from August 1, 2015 with maturity date on July 31, 2017. On August 1, 2017, the loan with the same amount of NT$5,000,000, equivalent $170,000, and the same fixed interest rate of 3% per annum was extended for another three years starting from August 1, 2017 with maturity date on July 31, 2020. On August 1, 2020, the loan with the same amount of NT$5,000,000, equivalent $170,000, and the same fixed interest rate of 3% per annum was extended for another three years starting from August 1, 2020 with maturity date on July 31, 2023.

On December 31, 2013, the Company entered into another loan agreement bearing interest at a fixed rate at 3% per annum with its officer and shareholder to advance NT$5,000,000, equivalent $170,000 for working capital purpose. The term of the loan started from January 1, 2014 with maturity date on December 31, 2015. On December 31, 2015, the loan with the same amount of NT$5,000,000, equivalent $170,000, and the same fixed interest rate of 3% per annum was extended for another two years starting from January 1, 2016 with maturity date on December 31, 2018. On January 1, 2019, the loan with the same amount of NT$5,000,000, equivalent approximately $170,000, and the same fixed interest rate of 3% per annum was extended for another three years starting from January 1, 2019 with maturity date on December 31, 2021.

On July 5, 2015, the Company entered into another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent $340,000, for working capital purpose. The term of the loan started from July 1, 2015 with maturity date on June 30, 2018. On July 1, 2018, the loan with the same amount of NT$10,000,000, equivalent $340,000, and the same fixed interest rate of 3% per annum was extended for another three years starting from July 1, 2018 with maturity date on June 30, 2021.

On July 1, 2016, the Company entered into another loan agreement bearing interest at a fixed rate at 3% per annum with its shareholder to advance NT$10,000,000, equivalent $340,000, for working capital purpose. The term of the loan started from July 1, 2016 with maturity date on June 30, 2019. On July 1, 2019, the loan with the same amount of NT$10,000,000, equivalent $340,000, and the same fixed interest rate of 3% per annum was extended for another three years starting from July 1, 2019 with maturity date on June 30, 2022.

As of June 30, 2020 and December 31, 2019, there were $1,020,000 and $1,002,000 advances outstanding, of which $510,000 and $167,000 was presented under current liabilities, respectively.

Interest expense was $15,013 and $14,526 for the six months ended June 30, 2020 and 2019, respectively.

Interest expense was $7,543 and $7,226 for the three months ended June 30, 2020 and 2019, respectively.

Advances from related party - The Company also has advanced funds from its officer and shareholder for working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. The advances bear no interest rate and are due upon demand by shareholders.

As of June 30, 2020 and December 31, 2019, there were $989,245 and $881,527 advances outstanding, respectively. The outstanding balance bears no interest and is due upon request.

4.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of June 30, 2020 have been incorporated into these financial statements and there are no additional subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."

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

Results of Operations -Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Net sales were $4,989 for the three months ended June 30, 2020 as compared to $144,938 for the three months ended June 30, 2019. This represented a decrease of $139,949 or 96.6% compared to the prior year period. The decrease in net sales was primarily the result of a weaker demand in laser marking machine sales.

Cost of sales decreased by $111,306 or 96.8% to $3,709 for the three months ended June 30, 2020, as compared to $115,015 for the three months ended June 30, 2019. Gross profit was $1,280 for the three months ended June 30, 2020, compared $29,923 for the same period in 2019. Gross profit as a percentage of net sales was approximately 25.7% for the three months ended June 30, 2020, compared to approximately 20.6% in the same period in 2019. The change in gross margin was primarily due to higher margin on the products sold in the three months ended June 30, 2020.

For the three months ended June 30, 2020, selling, general and administrative expenses totaled $46,089, represented a decrease of $26,664, or 36.7%, as compared to $72,753 for the same period in 2019. The decrease in selling, general and administrative expenses was primarily attributable to the decrease in salary, professional, entertainment, traveling and repair and maintenance expenses.

For the three months ended June 30, 2020, loss from operations increased to $44,809 as compared to $42,830 for the three months ended June 30, 2019. This represented an increased loss of $1,979, or 4.6% comparing the two periods. The increase in loss from operations was mainly due to the decrease in net sales, partially offset by the decrease in selling, general and administrative expenses for the three months ended June 30, 2020.

Other income (expenses) were $(4,231) and $3,284 for the three months ended June 30, 2020 and 2019, respectively. This represented an increased loss of $7,515 or 228.8%. The main reason for the increased other expenses was primarily due to the decreased gain on disposal of fixed assets.

Our net loss was $49,040 for the three months ended June 30, 2020, compared to a net loss of $39,546 for the three months ended June 30, 2019. The increase in net loss for the three months ended June 30, 2020 was due to the reasons described above.

Results of Operations -Six months Ended June 30, 2020 Compared to the Six months Ended June 30, 2019

Net sales were $14,256 for the six months ended June 30, 2020 as compared to $145,958 for the six months ended June 30, 2019. This represented a decrease of $131,702 or 90.2% compared to the prior year period. The decrease in net sales was primarily the result of a weaker demand in laser marking machine sales.

Cost of sales decreased by $114,128 or 94.9% to $6,169 for the six months ended June 30, 2020, as compared to $120,297 for the six months ended June 30, 2019. Gross profit was $8,087 for the six months ended June 30, 2020, compared to $25,661 for the same period in 2019. Gross profit as a percentage of net sales was approximately 56.7% for the six months ended June 30, 2020, compared to approximately 17.6% in the same period in 2019. The change in gross margin was primarily due to higher margin on the products sold in the six months ended June 30, 2020.

For the six months ended June 30, 2020, selling, general and administrative expenses totaled $82,027, represented a decrease of $54,544, or 39.9%, as compared to $136,571 for the same period in 2019. The decrease in selling, general and administrative expenses was primarily attributable to the decrease in salary, professional, entertainment, rent, and repair and maintenance expenses.

For the six months ended June 30, 2020, loss from operations decreased to $73,940 as compared to $110,910 for the six months ended June 30, 2019. This represented a decreased loss of $36,970, or 33.3% comparing the two periods. The decrease in loss from operations was mainly due to the decrease in selling, general and administrative expenses for the six months ended June 30, 2020.

Other expenses were $10,340 and $3,898 for the six months ended June 30, 2020 and 2019, respectively. This represented an increased loss of $6,442 or 165.3%. The main reason for the increased other expenses was primarily due to the decreased gain on disposal of fixed assets, partially offset by the increased rent income.

Our net loss was $84,280 for the six months ended June 30, 2020, compared to a net loss of $114,808 for the six months ended June 30, 2019. The decrease in net loss for the six months ended June 30, 2020 was due to the reasons described above.

Liquidity and Capital Resources

Cash and cash equivalents were $8,722 on June 30, 2020 and $4,596 on December 31, 2019. Our total current assets were $116,835 on June 30, 2020, as compared to $95,906 on December 31, 2019. Our total current liabilities were $1,603,144 on June 30, 2020, as compared to $1,144,461 on December 31, 2019.

We had working capital deficiency of $1,486,309 on June 30, 2019 compared with working capital deficiency of $1,048,555 on December 31, 2019. This increase in working capital deficiency was primarily due to the increased accrued expenses, due to related parties and current portion of loan from shareholders, which was partially offset by the increased cash and cash equivalents, accounts receivables, inventories, and prepaid and other current assets, and the decreased accounts payables and the current portion of lease liability.

Net cash flows provided in operating activities was $3,969 during the six months ended June 30, 2020, an increase of $14,273, compared to net cash flows used in operating activities of $10,304 during the six months ended June 30, 2019. The increase in net cash flow provided by operating activities during the six months ended June 30, 2020 was primarily due to the decrease of inventories, and the increase of accrued expenses and due to related parties, partially offset by net loss, the increase in accounts receivables and prepaid and other current assets, and the decrease in accounts payable.

Net cash flows provided by investing activities was $0 and $12,914 during the six months ended June 30, 2020 and 2019, respectively. The decrease was primarily due to the decreased proceeds from disposal of fixed assets.

We did not have net cash flows provided by nor used in financing activities during the six months ended June 30, 2020 and 2019.

Net change in cash and cash equivalents was an increase of $4,126 during the six months ended June 30, 2020. Net change in cash and cash equivalents was an increase of $11,625 during the six months ended June 30, 2019.

Going Concern

The Company had an accumulated deficit of $2,531,290 and $2,447,010 as of June 30, 2020 and December 31, 2019, respectively. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. This presentation presumes funds will be available to finance ongoing research and development, operations and capital expenditures and permit the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020.

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

OMPHALOS, CORP.

Date: August 13, 2020	By:	/s/ Sheng-Peir Yang
Sheng-Peir Yang
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Ru Yi Wang
Ru Yi Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)